Form 10-Q
period 2024-06-30
Graf Global Corp.
filed 2024-08-14
CIK 1897463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-42142

GRAF GLOBAL CORP.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1790 Hughes Landing Blvd., Suite 400

The Woodlands, Texas 77380

(Address of principal executive offices)

(310) 745-8669

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	GRAF.U	NYSE American LLC
Class A ordinary shares, par value $0.0001 per share	GRAF	NYSE American LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	GRAF WS	NYSE American LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of August 14, 2024, there were 23,000,000 Class A ordinary shares, $0.0001 par value and 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

GRAF GLOBAL CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

GRAF GLOBAL CORP.

CONDENSED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets
Cash	$1,160,185	$	―
Prepaid expenses	25,350		―
Total current assets	1,185,535		―
Cash held in Trust Account	230,098,517		―
Total Assets	$231,284,052	$	―

Liabilities and Shareholders’ Deficit
Current Liabilities
Accrued offering costs	$89,598	$	―
Advance from related party	5,696		―
Note payable – related party	―		5,692
Accrued expenses	19,184		150,397
Total current liabilities	114,478		156,089
Deferred underwriting fee	9,800,000		―
Total Liabilities	9,914,478		156,089

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 23,000,000 and 0 shares at redemption value of approximately $10.00 and $0 per share as of June 30, 2024 and December 31, 2023, respectively	230,098,517		―

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—		—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; none issued or outstanding (excluding 23,000,000 and 0 shares subject to possible redemption) as of June 30, 2024 and December 31, 2023, respectively	—		—
Class B ordinary shares, $0.0001 par value; 80,000,000 shares authorized; 5,750,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023	575		575
Additional paid-in capital	—		24,425
Accumulated deficit	(8,729,518)		(181,089)
Total Shareholders’ Deficit	(8,728,943)		(156,089)
Total Liabilities and Shareholders’ Deficit	$231,284,052	$	―

The accompanying notes are an integral part of the unaudited condensed financial statements.

GRAF GLOBAL CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,			For The Six Months Ended June 30,
	2024	2023		2024	2023
Operating and formation costs	$71,135	$	―	$117,335		$45
Loss from operations	(71,135)		―	(117,335)		(45)

Other income:
Interest earned on cash held in Trust Account	98,517		―	98,517		―
Total other income	98,517		―	98,517		―

Net income (loss)	$27,382	$	―	$(18,818)		$(45)

Weighted average shares outstanding, Class A redeemable ordinary shares	766,667		―	381,215		―
Basic and diluted net income (loss) per share, Class A redeemable ordinary shares	$0.00	$	―	$(0.00)	$	―

Weighted average shares outstanding, Class B ordinary shares	5,025,000		5,000,000	5,012,431		5,000,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.00	$	―	$(0.00)		$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

GRAF GLOBAL CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Class A Ordinary Shares			Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount		Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2024	—		$—	5,750,000	$575	$24,425	$(181,089)	$(156,089)

Net loss	—		—	—	—	—	(46,200)	(46,200)

Balance – March 31, 2024	―	$	―	5,750,000	$575	$24,425	$(227,289)	$(202,289)

Sale of 6,000,000 Private Placement Warrants	―		―	—	—	6,000,000	—	6,000,000

Fair value of Public Warrants at issuance	—		—	―	―	920,000	—	920,000

Allocated value of transaction costs to Class A shares	―		―	—	—	(74,421)	—	(74,421)

Accretion for Class A ordinary shares to redemption amount	―		―	—	—	(6,870,004)	(8,529,611)	(15,399,615)

Net income	—		—	—	—	—	27,382	27,382

Balance – June 30, 2024	―	$	―	5,750,000	$575	$ ―	$(8,729,518)	$(8,728,943)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A Ordinary Shares			Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount		Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	―	$	―	5,750,000	$575	$24,425	$(177,938)	$(152,938)

Net loss	―		―	―	―	―	(45)	(45)

Balance — March 31, 2023	―		―	5,750,000	575	24,425	(177,983)	(152,983)

Net loss	―		―	―	―	―	―	―

Balance — June 30, 2023	―		―	5,750,000	575	24,425	(177,983)	(152,983)

The accompanying notes are an integral part of the unaudited condensed financial statements.

GRAF GLOBAL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(18,818)		$(45)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of operation costs through promissory note	32,151		2,898
Interest earned on cash held in Trust Account	(98,517)		—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(25,350)
Accrued expenses	(131,213)		(2,853)
Net cash used in operating activities	(241,747)		—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(230,000,000)		—
Net cash used in investing activities	(230,000,000)		—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	226,000,000		—
Proceeds from sale of Private Placements Warrants	6,000,000		—
Advances from related party	5,696		―
Repayment of promissory note - related party	(155,688)		—
Payment of offering costs	(448,076)		―
Net cash provided by financing activities	231,401,932		—

Net Change in Cash	1,160,185		—
Cash – Beginning of period	—		—
Cash – End of period	$1,160,185		$—

Non-Cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$89,598	$	―
Deferred offering costs paid through promissory note - related party	$117,845	$	―
Accretion of Class A ordinary shares to redemption value	$15,399,615		$—
Deferred underwriting fee payable	$9,800,000		$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Graf Global Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on November 17, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”). The Company may pursue an acquisition opportunity in any industry or geographic location.

As of June 30, 2024, the Company had not yet commenced operations. All activity for the period from November 17, 2021 (inception) through June 30, 2024 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on June 25, 2024. On June 27, 2024, the Company consummated the Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares” or “Class A Ordinary Shares”)), which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000, which is described in Note 3. Each Unit consists of one Class A Ordinary Share and one-half of one redeemable warrant of the Company (the “Public Warrants”), with each whole warrant entitling the holder thereof to purchase one Class A Ordinary Share at $11.50 per share.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 6,000,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, in a private placement to the Company’s sponsor, Graf Global Sponsor LLC, a Delaware limited liability company (the “Sponsor”), and Cantor Fitzgerald & Co., the representative of the underwriters of the initial Public Offering, generating gross proceeds of $6,000,000, which is described in Note 4.

Transaction costs amounted to $14,455,519, consisting of $4,000,000 of cash underwriting fee, $9,800,000 of deferred underwriting fee (see additional discussion in Note 6), and $655,519 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination (less deferred underwriting commissions).

The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding any deferred underwriters fees and taxes payable on the income earned on the Trust Account) at the time the Company signs a definitive agreement to enter into an initial Business Combination.

However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

Following the closing of the Initial Public Offering, on June 27, 2024, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the sale of the Private Placement Warrants was placed in the trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee and held as cash or invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations., until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. To mitigate the risk that might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time in its own discretion, instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest bearing bank demand deposit account.

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem, regardless of whether they abstain, vote for, or against, a Business Combination, all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters of the Initial Public Offering (as discussed in Note 6).

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the liquidation, if there is a shareholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”). In accordance with U.S. Securities and Exchange Commission (“SEC”) and its guidance on redeemable equity instruments, which has been codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), paragraph 10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Accordingly, all of the Public Shares were presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. Given that the Public Shares were issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A Ordinary Shares classified as temporary equity were the allocated proceeds determined in accordance with FASB ASC Topic 470-20, “Debt with Conversion and Other Options.” The resulting discount to the initial carrying value of temporary equity was accreted upon closing the Initial Public Offering such that the carrying value equals the redemption value on such date. The accretion or remeasurement is recognized as a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value. The Public Shares are redeemable and were classified as such on the balance sheet until such date that a redemption event takes place.

Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined in Note 5) prior to Initial Public Offering (the “Initial Shareholders”) have agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

Notwithstanding the foregoing, the Amended and Restated Memorandum and Articles of Association provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares without the prior consent of the Company.

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

The Company’s Sponsor, executive officers and directors will agree not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association that would affect the substance or timing of the Company’s obligation to provide for the redemption of its Public Shares in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering or during any extended time that the Company has to consummate a business combination beyond 24 months as a result of a shareholder vote to amend the Amended and Restated Memorandum and Articles of Association (the “Combination Period”), the Company will but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any) subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. In such event, the warrants will expire and be worthless.

In connection with the redemption of 100% of the Company’s outstanding Public Shares for a portion of the funds held in the Trust Account, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the fund held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses).

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the trust account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable; provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).

Liquidity and Going Concern

As of June 30, 2024, the Company had $1,160,185 in its operating bank account and working capital of $1,071,057.

The Company initially has until June 27, 2026 to consummate the initial Business Combination (assume no extensions). If the Company does not complete a Business Combination, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that business combination might not happen within the 24-month period from the date of the auditors’ report.

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on June 27, 2024, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on July 3, 2024. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,160,185 and $0 in cash and no cash equivalents as of June 30, 2024 and December 31, 2023, respectively.

Cash held in Trust Account

At June 30, 2024, the assets held in the Trust Account were in an interest-bearing demand deposit account at a bank, amounting to $230,098,517. At December 31, 2023, there was no Trust Account.

Derivative financial instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480, “Distinguishing Liabilities from Equity”, and ASC 815-15, “Derivatives and Hedging”. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. In accordance with ASC 825-10, “Financial Instruments”, offering costs attributable to the issuance of the derivative warrant liabilities are allocated based on their relative fair value of total proceeds and are recognized in the statements of operations as incurred.

The Company accounted for the 17,500,000 warrants issued in connection with the Initial Public Offering (including the 11,500,000 Public Warrants included in the Units and the 6,000,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that the warrants described above were not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815.

Offering costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A Ordinary Shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A Ordinary Shares. Offering costs allocated to the Class A Ordinary Shares were charged to temporary equity and offering costs allocated to the Public Warrants and Private Placement Warrants were charged to shareholders’ deficit as Public Warrants and Private Placement Warrants after management’s evaluation were accounted for under equity treatment.

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

Class A Redeemable Share classification

The Public Shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at June 30, 2024 and December 31, 2023, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheet. At June 30, 2024 and December 31, 2023, the Class A ordinary shares subject to redemption reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(920,000)
Class A ordinary shares issuance costs	(14,381,098)
Plus:
Remeasurement of carrying value to redemption value	15,399,615
Class A ordinary shares subject to possible redemption, June 30, 2024	$230,098,517

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, (i) Class A Ordinary Shares and non-redeemable Class A Ordinary Shares and (ii) Class B ordinary shares, par value of $0.0001 per share (the “Class B Ordinary Shares, and together with the Class A Ordinary Shares, the “Ordinary Shares”). Income and losses are shared pro rata between the two classes of shares. Net income (loss) per Ordinary Share is calculated by dividing the net income (loss) by the weighted average shares of Ordinary Shares outstanding for the respective period.

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

The calculation of diluted net income (loss) does not consider the effect of the Public Warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 6,000,000 shares of Class A Ordinary Shares in the calculation of diluted income per ordinary share, because their exercise is contingent upon future events. As a result, diluted net income (loss) per Ordinary Share is the same as basic net income (loss) per Ordinary Share for the three and six months ended June 30, 2024 and 2023. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income (loss) per Ordinary Share (in dollars, except per share amounts):

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2024		2023				2024		2023
	Class A	Class B	Class A		Class B		Class A	Class B	Class A		Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net loss, as adjusted	$3,625	$23,757	$	―	$	―	$(1,330)	$(17,488)	$	―	$(45)
Denominator:
Basic weighted average shares outstanding	766,667	5,025,000		―		5,000,000	381,215	5,012,431		―	5,000,000
Basic net loss per ordinary share	$0.00	$0.00	$	―	$	―	$(0.00)	$(0.00)	$	―	$(0.00)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements,” approximates the carrying amounts represented in the unaudited condensed balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 23,000,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable Public Warrant. Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7).

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Cantor Fitzgerald & Co. purchased an aggregate of 6,000,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, or $6,000,000 in the aggregate, in a private placement. Of those 6,000,000 Private Placement Warrants, the Sponsor purchased 4,000,000 Private Placement Warrants and Cantor Fitzgerald & Co. purchased 2,000,000 Private Placement Warrants.

Each whole Private Placement Warrant is exercisable for one whole Class A Ordinary Share at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants was added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.

The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On November 24, 2021, the Sponsor paid $25,000 to cover for certain expenses on behalf of the Company in exchange for issuance of 7,187,500 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”). On February 8, 2024, the Sponsor surrendered 1,437,500 Founder Shares for no consideration, resulting in the Sponsor holding 5,750,000 Founder Shares. All share and per-share amounts have been retroactively restated to reflect the share capitalization. The holders of the Founder Shares agreed to forfeit and cancel up to an aggregate of 750,000 Founder Shares, on a pro rata basis, to the extent that the option to purchase additional Units is not exercised in full by the underwriters. The forfeiture will be adjusted to the extent that the option to purchase additional Units is not exercised in full by the underwriters so that the Founder Shares will represent approximately 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On June 27, 2024, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Founder Shares are no longer subject to forfeiture.

On June 7, 2024, the Sponsor transferred 30,000 Founder Shares to each of the Company’s three independent directors, Louis Bélanger-Martin, Kenneth Weinstein, and Fred Zeidman, for an aggregate of 90,000 Founder Shares, at a price of $0.003 per share. Each independent director paid $90 or an aggregate purchase price of $270 in consideration of the assignment of shares. The sale of the Founders Shares to each of the Company’s three independent directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 90,000 shares granted to the Company’s three independent directors was $107,100 or $1.19 per share. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 27, 2024, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

With certain limited exceptions, the Founder Shares are not transferable, assignable or salable (except to the Company’s officers and directors and other persons or entities affiliated with the Sponsor, each of whom will be subject to the same transfer restrictions) until the earlier to occur of (i) one year after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property; except to certain permitted transferees and under certain circumstances as described herein. Any permitted transferees will be subject to the same restrictions and other agreements of the Initial Shareholders with respect to any Founder Shares. Notwithstanding the foregoing, if (1) the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the lock-up.

Administrative Services Agreement

The Company entered into an agreement, commencing on June 25, 2024, through the earlier of consummation of the initial Business Combination and the liquidation, to pay an affiliate of the Sponsor $20,000 per month for office space, utilities and secretarial and administrative support services provided to members of the management team. For the three and six months ended June 30, 2024, the Company incurred $4,000 in administrative support services fees, of which such amount is included in accounts payable and accrued expenses in the accompanying unaudited condensed balance sheet. For the three and six months ended June 30, 2023, the Company did not incur any payment for these services.

In addition, the Sponsor, officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. For the three and six months ended June 30, 2024, the Company did not have any reimbursements.

Due from Sponsor

The Company paid the Sponsor an amount approximately $9,544 in excess of the outstanding promissory note balance at the closing of the Initial Public Offering. The excess payment was repaid by as of June 30, 2024. There was no outstanding amount due from Sponsor as of December 31, 2023.

On June 28, 2024, the Sponsor paid $15,000 to a vendor to pay for certain accrued transaction expenses on behalf of the Company. Such payment cleared the amount due from Sponsor to the Company and created a net payable from the Company to the Sponsor in the amount of $5,696.

Related Party Loans

On November 20, 2021, as amended on February 9, 2024, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). The Note is non-interest bearing, unsecured and due on the earlier of December 31, 2024 or the closing of the Initial Public Offering. The outstanding balance of $155,688 was repaid at the closing of the Initial Public Offering on June 27, 2024.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be converted into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2024 and December 31, 2023, the Company had no borrowings under the Working Capital Loans.

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

NOTE 6. COMMITMENTS

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Registration and Shareholder Rights

Commencing on June 25, 2024, the holders of the Founder Shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration and shareholder rights agreement requiring the Company to register a sale of any of the Company’s securities held by them prior to the consummation of the initial Business Combination. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any. On June 27, 2024, simultaneously with the closing of the Initial Public Offering, the underwriters elected to fully exercise the over-allotment option to purchase the additional 3,000,000 Units at a price of $10.00 per Unit.

The underwriters were entitled to an underwriting discount of $0.20 per Unit on Units other than those sold pursuant to the underwriters’ option to purchase additional Units, or $4,000,000 in the aggregate, paid upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of $0.40 per Unit on Units other than those sold pursuant to the underwriters’ option to purchase additional Units, and $0.60 per Unit on Units sold pursuant to the underwriters’ over-allotment option or $9,800,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

NOTE 7. STOCKHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2024 and December 31, 2023, there were no Class A ordinary shares issued or outstanding, excluding 23,000,000 and 0 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 80,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2024 and December 31, 2023, there were 5,750,000 Class B ordinary shares issued and outstanding. Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by Public Shareholders and not including the Class A ordinary shares underlying the Private Placement Warrants), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity- linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities or rights exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any private placement warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Warrants — As of June 30, 2024, there were 17,500,000 warrants outstanding, including 11,500,000 Public Warrants and 6,000,000 Private Placement Warrants. As of December 31, 2023, there were no outstanding warrants. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances). The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Initial Shareholders or their affiliates, without taking into account any Founder Shares held by the Initial Shareholders or such affiliates prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day after the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described under “Redemption of warrants for cash” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Company’s initial Business Combination and will be entitled to registration rights.

Redemption of warrants for cash:   Once the warrants become exercisable, the Company may redeem the outstanding warrants for cash:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	upon a minimum of 30 days’ prior written notice of redemption; and
●	if, and only if, the closing price of Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like and for certain issuances of Class A ordinary shares and equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the warrants for cash unless a registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period.

If the Company calls the warrants for redemption for cash, as described above, the management will have the option to require all holders that wish to exercise the warrants to do so on a “cashless basis.”

If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

NOTE 8. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:

Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:

Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

At issuance, the fair value of Public Warrants was determined using Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Warrants:

June 27, 2024
Calculated Share Price	$9.97
Weighted-Average Expected Life of Warrants in Years	2.71
Risk-free rate	4.55%
Pre-Business Combination Annual Volatility	3.0%
Post-Business Combination Annual Volatility	32.0%
Market Pricing Adjustment	14.0%

At June 30, 2024, assets held in the Trust Account were comprised of $230,098,517 in interest-bearing demand deposit at a bank. Through June 30, 2024, the Company did not withdraw any amount of interest earned on the Trust Account. The Trust did not exist as of December 31, 2023.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On July 2, 2024, the Company paid the Sponsor an amount of $5,696, to clear all outstanding related party payables between the Company and the Sponsor.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Graf Global Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Graf Global Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of an initial Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of an initial Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (the “Initial Public Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on November 17, 2021 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”) that the Company has not yet identified. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 17, 2021 (inception) through June 30, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2024, we had a net income of $27,382, which consists of interest income on cash held in the Trust Account of $98,517, offset by operating costs of $71,135.

For the six months ended June 30, 2024, we had a net loss of $18,818, which consists of operating costs of $117,335, offset by interest income on cash held in the Trust Account of $98,517.

For the three months ended June 30, 2023, we had no net income or loss.

For the six months ended June 30, 2024, we had a net loss of $45, which consists of operating costs.

Liquidity and Capital Resources

On June 27, 2024, we consummated the Initial Public Offering of 23,000,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 6,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, in a private placement to the Company’s sponsor, generating gross proceeds of $6,000,000.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Units, a total of $230,000,000 was placed in the Trust Account. We incurred $14,455,519, consisting of $4,000,000 of cash underwriting fee, $9,800,000 of deferred underwriting fee (see additional discussion in Note 6), and $655,519 of other offering costs.

For the six months ended June 30, 2024, cash used in operating activities was $241,747. Net loss of $18,818 was affected by payment of operation costs through promissory note of $32,151 and interest earned on cash held in the Trust Account of $98,517. Changes in operating assets and liabilities used $156,563 of cash for operating activities.

For the six months ended June 30, 2023, cash used in operating activities was $0. Net loss of $45 was affected by payment of operation costs through promissory note of $2,898. Changes in operating assets and liabilities used $2,853 of cash for operating activities.

As of June 30, 2024, we had cash held in the Trust Account of $230,098,517 (including approximately $98,517 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2024, we had cash of $1,160,185. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1.5 million of such Working Capital Loans may be converted into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor $20,000 per month for office space, utilities and secretarial and administrative support services provided to members of the management team. We began incurring these fees on June 25, 2024 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. For the three and six months ended June 30, 2024, the Company incurred $4,000 in fees in administrative support services fee, respectively, of which such amount is included in accounts payable and accrued expenses in the accompanying balance sheet. For the three and six months ended June 30, 2023, the Company did not incur any payment for these services.

The underwriters were entitled to an underwriting discount of $0.20 per Unit on Units other than those sold pursuant to the underwriters’ option to purchase additional Units, or $4,000,000 in the aggregate, paid upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of $0.40 per Unit on Units other than those sold pursuant to the underwriters’ option to purchase additional Units, and $0.60 per Unit on Units sold pursuant to the underwriters’ over-allotment option or $9,800,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the  unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financials statements, which management consider in formulating its estimated, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2024, we did not have any critical accounting estimates to be disclosed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 27, 2024, we consummated the Initial Public Offering of 23,000,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000. Cantor Fitzgerald & Co., the representative, of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-279889). The Securities and Exchange Commission declared the registration statements effective on June 27, 2024.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 6,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, in a private placement to the Company’s sponsor, Graf Global Sponsor LLC, a Delaware limited liability company, and Cantor Fitzgerald & Co., the representative of the underwriters of the initial Public Offering, generating gross proceeds of $6,000,000. Each whole Private Placement Warrant is exercisable for one whole Class A Ordinary Share at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants was added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.

The Private Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

On June 27, 2024, simultaneously with the closing of the Initial Public Offering, the underwriters exercised their over-allotment option in full, resulting in the sale of an additional 3,000,000 Units for gross proceeds of $230,000,000. In connection with the underwriters’ exercise of their over-allotment option, the Company also consummated the sale of an additional 3,000,000 Units at $10.00 per Unit, generating total proceeds of $230,000,000. A total of $230,000,000 was deposited into the Trust Account.

Of the gross proceeds received from the Initial Public Offering, the exercise of the over-allotment option and the Units, an aggregate of $230,000,000 was placed in the Trust Account.

We paid a total of $14,455,519, consisting of $4,000,000 of cash underwriting fee, $9,800,000 of deferred underwriting fee (see additional discussion in Note 6), and $655,519 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated June 25, 2024, by and between the Company and Cantor Fitzgerald & Co., as representative of the underwriters.(1)
3.1	Amended and Restated Memorandum and Articles of Association.(1)
4.1	Warrant Agreement, dated June 25, 2024, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.(1)
10.1	Letter Agreement, dated June 25, 2024, by and among the Company, its executive officers, its directors and Graf Global Sponsor LLC.(1)
10.2	Investment Management Trust Agreement, dated June 25, 2024, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.(1)
10.3	Registration Rights Agreement, dated June 25, 2024, by and among the Company, Graf Global Sponsor LLC and the Holders signatory thereto.(1)
10.4	Private Placement Warrants Purchase Agreement, dated June 25, 2024, by and between the Company and Graf Global Sponsor LLC.(1)
10.5	Private Placement Warrants Purchase Agreement, dated June 25, 2024, by and between the Company and Cantor, Fitzgerald & Co.(1)
10.6	Administrative Services Agreement, dated June 25, 2024, by and between the Company, Graf Global Sponsor LLC and G-SPAC Management LLC.(1)
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

(1)Previously filed as an exhibit to our Current Report on Form 8-K filed on June 28, 2024 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAF GLOBAL CORP.

Date: August 14, 2024	By:	/s/ James A. Graf
	Name:	James A. Graf
	Title:	Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)