Form 10-Q
period 2024-09-30
Graf Global Corp.
filed 2024-11-14
CIK 1897463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2024

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

As of November 14, 2024, there were 23,000,000 Class A ordinary shares, $0.0001 par value and 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

GRAF GLOBAL CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

GRAF GLOBAL CORP.

CONDENSED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets
Cash	$568,772	$	―
Prepaid expenses	261,732		―
Total current assets	830,504		―
Long term prepaid insurance	166,133		—
Cash held in Trust Account	233,093,615		―
Total Assets	$234,090,252	$	―

Liabilities and Shareholders’ Deficit
Current Liabilities
Accrued offering costs	$89,598	$	―
Note payable – related party	―		5,692
Accrued expenses	31,189		150,397
Total current liabilities	120,787		156,089
Deferred underwriting fee	9,800,000		―
Total Liabilities	9,920,787		156,089

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 23,000,000 and 0 shares at redemption value of approximately $10.13 and $0 per share as of September 30, 2024 and December 31, 2023, respectively	233,093,615		―

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—		—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; none issued or outstanding (excluding 23,000,000 and 0 shares subject to possible redemption) as of September 30, 2024 and December 31, 2023, respectively	—		—
Class B ordinary shares, $0.0001 par value; 80,000,000 shares authorized; 5,750,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023	575		575
Additional paid-in capital	—		24,425
Accumulated deficit	(8,924,725)		(181,089)
Total Shareholders’ Deficit	(8,924,150)		(156,089)
Total Liabilities and Shareholders’ Deficit	$234,090,252	$	―

The accompanying notes are an integral part of the unaudited condensed financial statements.

GRAF GLOBAL CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,			For The Nine Months Ended September 30,
	2024	2023		2024	2023
Operating and formation costs	$195,207	$	―	$312,542		$45
Loss from operations	(195,207)		―	(312,542)		(45)

Other income:
Interest earned on cash held in Trust Account	2,995,098		―	3,093,615		―
Total other income	2,995,098		―	3,093,615		―

Net income (loss)	$2,799,891	$	―	$2,781,073		$(45)

Weighted average shares outstanding of Class A ordinary shares	23,000,000		―	8,003,663		―
Basic and diluted net income per ordinary share, Class A ordinary shares	$0.10	$	―	$0.21	$	―

Weighted average shares outstanding of Class B ordinary shares	5,750,000		5,000,000	5,260,989		5,000,000
Basic and diluted net income per ordinary share, Class B ordinary shares	$0.10	$	―	$0.21		$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

GRAF GLOBAL CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Class A Ordinary Shares			Class B Ordinary Shares		Additional Paid-in		Accumulated	Total Shareholders’
	Shares	Amount		Shares	Amount	Capital		Deficit	Deficit
Balance — January 1, 2024	—		$—	5,750,000	$575		$24,425	$(181,089)	$(156,089)

Net loss	—		—	—	—		—	(46,200)	(46,200)

Balance – March 31, 2024	―	$	―	5,750,000	$575		$24,425	$(227,289)	$(202,289)

Sale of 6,000,000 Private Placement Warrants	―		―	—	—		6,000,000	—	6,000,000

Fair value of Public Warrants at issuance	—		—	―	―		920,000	—	920,000

Allocated value of transaction costs	―		―	—	—		(74,421)	—	(74,421)

Accretion for Class A ordinary shares to redemption amount	―		―	—	—		(6,870,004)	(8,529,611)	(15,399,615)

Net income	—		—	—	—		—	27,382	27,382

Balance – June 30, 2024	―	$	―	5,750,000	$575	$	―	$(8,729,518)	$(8,728,943)

Accretion for Class A ordinary shares to redemption amount	―		―	—	—		—	(2,995,098)	(2,995,098)

Net income	—		—	—	—		—	2,799,891	2,799,891

Balance – September 30, 2024	―	$	―	5,750,000	$575	$	―	$(8,924,725)	$(8,924,150)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	―	$—	5,750,000	$575	$24,425	$(177,938)	$(152,938)

Net loss	―	—	—	—	—	(45)	(45)

Balance — March 31, 2023	―	—	5,750,000	575	24,425	(177,983)	(152,983)

Net loss	―	—	—	—	—	—	—

Balance — June 30, 2023	―	$—	5,750,000	575	24,425	(177,983)	(152,983)

Net loss	―	—	—	—	—	—	—

Balance — September 30, 2023	―	$—	5,750,000	$575	$24,425	$(177,983)	$(152,983)

The accompanying notes are an integral part of the unaudited condensed financial statements.

GRAF GLOBAL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$2,781,073	$(45)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of operation costs through promissory note	32,151	2,898
Interest earned on cash held in Trust Account	(3,093,615)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(261,732)	—
Long term prepaid insurance	(166,133)	—
Accrued expenses	(119,208)	(2,853)
Net cash used in operating activities	(827,464)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(230,000,000)	—
Net cash used in investing activities	(230,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	226,000,000	—
Proceeds from sale of Private Placements Warrants	6,000,000	—
Advances from related party	5,696	—
Repayment of advances from related party	(5,696)	—
Repayment of promissory note - related party	(155,688)	—
Payment of offering costs	(448,076)	—
Net cash provided by financing activities	231,396,236	—

Net Change in Cash	568,772	—
Cash – Beginning of period	—	—
Cash – End of period	$568,772	$—

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$89,598	$—
Accretion of Class A ordinary shares to redemption value	$18,394,713	$—
Deferred underwriting fee payable	$9,800,000	$—
Deferred offering costs paid through promissory note – related party	$117,845	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

As of September 30, 2024, the Company had not yet commenced operations. All activity for the period from November 17, 2021 (inception) through September 30, 2024 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on June 25, 2024. On June 27, 2024, the Company consummated the Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares” or “Class A Ordinary Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000, which is described in Note 3. Each Unit consists of one Class A Ordinary Share and one-half of one redeemable warrant of the Company (the “Public Warrants”), with each whole warrant entitling the holder thereof to purchase one Class A Ordinary Share at $11.50 per share.

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

SEPTEMBER 30, 2024

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the liquidation, if there is a shareholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”). In accordance with U.S. Securities and Exchange Commission (“SEC”) and its guidance on redeemable equity instruments, which has been codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), paragraph 10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Accordingly, all of the Public Shares were presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. Given that the Public Shares were issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A Ordinary Shares classified as temporary equity were the allocated proceeds determined in accordance with FASB ASC Topic 470-20, “Debt with Conversion and Other Options.” The resulting discount to the initial carrying value of temporary equity was accreted upon closing the Initial Public Offering such that the carrying value equals the redemption value on such date. The accretion or remeasurement is recognized as a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value. The Public Shares are redeemable and were classified as such on the balance sheets until such date that a redemption event takes place.

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

SEPTEMBER 30, 2024

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

Liquidity and Going Concern

As of September 30, 2024, the Company had $568,772 in its operating bank account and working capital of $709,717.

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

SEPTEMBER 30, 2024

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

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”)2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of September 30, 2024, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these financial statements. The Company cannot assure that its plans to consummate an Initial Business Combination will be successful.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on June 27, 2024, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on July 3, 2024. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

SEPTEMBER 30, 2024

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $568,772 and $0 in cash and no cash equivalents as of September 30, 2024 and December 31, 2023, respectively.

Cash held in Trust Account

At September 30, 2024, the assets held in the Trust Account were in an interest-bearing demand deposit account at a bank, amounting to $233,093,615. At December 31, 2023, there was no Trust Account.

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

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

Class A Redeemable Share Classification

The Public Shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at September 30, 2024 and December 31, 2023, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheet. At September 30, 2024 and December 31, 2023, the Class A ordinary shares subject to redemption reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(920,000)
Class A ordinary shares issuance costs	(14,381,098)
Plus:
Remeasurement of carrying value to redemption value	18,394,713
Class A ordinary shares subject to possible redemption, September 30, 2024	$233,093,615

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

The calculation of diluted net income (loss) does not consider the effect of the Public Warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 6,000,000 shares of Class A Ordinary Shares in the calculation of diluted income per ordinary share, because their exercise is contingent upon future events. As a result, diluted net income (loss) per Ordinary Share is the same as basic net income (loss) per Ordinary Share for the three and nine months ended September 30, 2024 and 2023. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income (loss) per Ordinary Share (in dollars, except per share amounts):

	For the Three Months Ended September 30,					For the Nine Months Ended September 30,
	2024		2023			2024		2023
	Class A	Class B	Class A		Class B	Class A	Class B	Class A		Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$2,239,913	$559,978	$	―	$—	$1,678,052	$1,103,021	$	―	$(45)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	23,000,000	5,750,000		―	5,000,000	8,003,663	5,260,989		―	5,000,000
Basic and diluted net income (loss) per ordinary share	$0.10	$0.10	$	―	$—	$0.21	$0.21	$	―	$(0.00)

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

Warrant Instruments

The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values.

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

SEPTEMBER 30, 2024

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

On June 7, 2024, the Sponsor transferred 30,000 Founder Shares to each of the Company’s three independent directors, Louis Bélanger-Martin, Kenneth Weinstein, and Fred Zeidman, for an aggregate of 90,000 Founder Shares, at a price of $0.003 per share. Each independent director paid $90 or an aggregate purchase price of $270 in consideration of the assignment of shares. The sale of the Founders Shares to each of the Company’s three independent directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 90,000 shares granted to the Company’s three independent directors was $107,100 or $1.19 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 27, 2024, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

SEPTEMBER 30, 2024

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

Administrative Services Agreement

The Company entered into an agreement, commencing on June 25, 2024, through the earlier of consummation of the initial Business Combination and the liquidation, to pay an affiliate of the Sponsor $20,000 per month for office space, utilities and secretarial and administrative support services provided to members of the management team. For the three and nine months ended September 30, 2024, the Company incurred and paid $60,000 and $64,000, respectively, in administrative support services fees. For the three and nine months ended September 30, 2023, the Company did not incur any payment for these services.

In addition, the Sponsor, officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. For the three and nine months ended September 30, 2024, the Company did not have any reimbursements.

Due from Sponsor

The Company paid the Sponsor $9,544 in excess of the outstanding promissory note balance at the closing of the Initial Public Offering. The excess payment was repaid by the Company as of September 30, 2024. There was no outstanding amount due from Sponsor as of December 31, 2023.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be converted into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2024 and December 31, 2023, the Company had no borrowings under the Working Capital Loans.

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

NOTE 7. STOCKHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2024 and December 31, 2023, there were no Class A ordinary shares issued or outstanding, excluding 23,000,000 and 0 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 80,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2024 and December 31, 2023, there were 5,750,000 Class B ordinary shares issued and outstanding. Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law.

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

Warrants — As of September 30, 2024, there were 17,500,000 warrants outstanding, including 11,500,000 Public Warrants and 6,000,000 Private Placement Warrants. As of December 31, 2023, there were no outstanding warrants. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances). The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

SEPTEMBER 30, 2024

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

At September 30, 2024, assets held in the Trust Account were comprised of $233,093,615 in interest-bearing demand deposit at a bank. Through September 30, 2024, the Company did not withdraw any amount of interest earned on the Trust Account. The Trust did not exist as of December 31, 2023.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 17, 2021 (inception) through September 30, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2024, we had a net income of $2,799,891, which consists of interest income on cash held in the Trust Account of $2,995,098, offset by operating costs of $195,207.

For the nine months ended September 30, 2024, we had a net income of $2,781,073, which consists of interest income on cash held in the Trust Account of $3,093,615, offset by operating costs of $312,542.

For the three months ended September 30, 2023, we had no net income or loss.

For the nine months ended September 30, 2024, we had a net loss of $45, which consists of operating costs.

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

For the nine months ended September 30, 2024, cash used in operating activities was $827,464. Net loss of $2,781,073 was affected by payment of operation costs through promissory note of $32,151 and interest earned on cash held in the Trust Account of $3,093,615. Changes in operating assets and liabilities used $547,073 of cash for operating activities.

For the nine months ended September 30, 2023, cash used in operating activities was $0. Net loss of $45 was affected by payment of operation costs through promissory note of $2,898. Changes in operating assets and liabilities used $2,853 of cash for operating activities.

As of September 30, 2024, we had cash held in the Trust Account of $233,093,615 (including approximately $3,093,615 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2024, we had cash of $568,772. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor $20,000 per month for office space, utilities and secretarial and administrative support services provided to members of the management team. We began incurring these fees on June 25, 2024 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. For the three and nine months ended September 30, 2024, the Company incurred and paid $60,000 and $64,000 in fees in administrative support services fee, respectively. For the three and nine months ended September 30, 2023, the Company did not incur any payment for these services.

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

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financials statements, which management consider in formulating its estimated, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2024, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

*Filed herewith.

**This certification is furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAF GLOBAL CORP.

Date: November 14, 2024	By:	/s/ James A. Graf
	Name:	James A. Graf
	Title:	Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)