Form 10-K
period 2024-12-31
Graf Global Corp.
filed 2025-03-13
CIK 1897463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

GRAF GLOBAL CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	001-42142	N/A
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

1790 Hughes Landing Blvd., Suite 400 The Woodlands, Texas
77380
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 745-8669

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbols	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	GRAF.U	NYSE American LLC
Class A ordinary shares, par value $0.0001 per share	GRAF	NYSE American LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	GRAF WS	NYSE American LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

On June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, only the registrant’s units were then trading on the NYSE American LLC. The registrant’s units began trading on the NYSE American LLC on June 26, 2024, and the registrant’s Class A ordinary shares began separate trading on the NYSE American LLC on August 16, 2024. On June 28, 2024, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates, computed by reference to the closing sales price for the registrant’s units on June 28, 2024, as reported on the NYSE American LLC of $10.00, was $230 million.

As of March 13, 2025, there were 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

Documents Incorporated by Reference: None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

Certain statements in this Annual Report on Form 10-K (this “Form 10-K”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial Business Combination;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;
●	our potential ability to obtain additional financing to complete our initial Business Combination;
●	our pool of prospective target businesses;
●	the adverse impacts that events outside of our control, such as increased geopolitical unrest, significant outbreaks of infectious diseases (such as COVID-19) and increased volatility in the dent and equity markets, may have on out ability to consummate an initial Business Combination;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account (as defined below) or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance.

The forward-looking statements contained in this Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section of this Form 10-K entitled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

1

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial Business Combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial Business Combination even though a majority of our public shareholders do not support such a combination.
●	Your only opportunity to effect your investment decision regarding a potential Business Combination may be limited to the exercise of your right to redeem your shares from us for cash.
●	If we seek shareholder approval of our initial Business Combination, our initial shareholders and management team have agreed to vote in favor of such initial Business Combination, regardless of how our public shareholders vote.
●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares and the amount of deferred underwriting compensation may not allow us to complete the most desirable Business Combination or optimize our capital structure, and may substantially dilute your investment in us.
●	The requirement that we complete our initial Business Combination within the duration of the Completion Window may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders.
●	Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by events that are outside of our control, such as increased geopolitical unrest, pandemic outbreaks (such as COVID-19), and volatility in the debt and equity markets.
●	If we seek shareholder approval of our initial Business Combination, our Sponsor, directors, officers, and their affiliates may elect to purchase shares or warrants from public shareholders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our securities.
●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial Business Combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.
●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination or force us to abandon our efforts to complete an initial Business Combination.
●	Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial Business Combination.
●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
●	the NYSE American may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	The nominal purchase price paid by our Sponsor for the founder shares may result in significant dilution to the implied value of your public shares upon consummation of our initial Business Combination, and our Sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial Business Combination even if the Business Combination causes the trading price of our ordinary shares to materially decline.

2

●	The value of the founder shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per share.
●	You will not be entitled to protections normally afforded to investors of many other blank check companies.
●	Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.
●	If the net proceeds of our initial public offering and the sale of the Private Placement Warrants not being held in the trust account are insufficient to allow us to operate for at least the duration of the Completion Window, it could limit the amount of cash available to fund our search for a target business or businesses and complete our initial Business Combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial Business Combination.
●	Past performance by our management team and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the company.
●	We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.
●	An investment in our securities may result in uncertain U.S. federal income tax consequences.
●	We may reincorporate in or transfer by way of continuation to another jurisdiction which may result in taxes imposed on shareholders or warrant holders.
●	The 1% US federal excise tax on stock buybacks could be imposed on redemptions of our stock if we were to become a “covered corporation” in the future.
●	In recent years, the number of special purpose acquisition companies that have been formed has increased substantially, potentially resulting in more competition for attractive targets. This could increase the cost of our initial Business Combination and could even result in our inability to find a target or to consummate an initial Business Combination.
●	Our initial Business Combination and our structure thereafter may not be tax-efficient to our shareholders and warrant holders. As a result of our Business Combination, our tax obligations may be more complex, burdensome and uncertain.

3

PART I

Item 1. Business

References in this Form 10-K to “we,” “us,” “our” or the “Company” refer to Graf Global Corp. References to our “management” or our “management team” refer to our officers and directors.

Introduction

We are a blank check company incorporated on November 17, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We have 24 months from the closing of our initial public offering, or until such earlier liquidation date as our board of directors may approve (the “Completion Window”) to complete our initial Business Combination.

We have reviewed, and continue to review, a number of opportunities to enter into a Business Combination, but we are not able to determine at this time whether we will complete a Business Combination with any of the target businesses that we have reviewed or with any other target business. We may pursue an acquisition opportunity in any industry or geographic location. We also have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

The registration statement for our initial public offering was declared effective on June 25, 2024. On June 27, 2024, we consummated the initial public offering of 23,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares” or “Class A Ordinary Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000. Each Unit consists of one Class A Ordinary Share and one-half of one redeemable warrant of the Company (the “Public Warrants”), with each whole warrant entitling the holder thereof to purchase one Class A Ordinary Share at $11.50 per share.

Simultaneously with the closing of our initial public offering, we consummated the sale of an aggregate of 6,000,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, in a private placement to the Company’s sponsor, Graf Global Sponsor LLC, a Delaware limited liability company (the “Sponsor”), and Cantor Fitzgerald & Co. (“Cantor”), the representative of the underwriters of the initial public offering, generating gross proceeds of $6,000,000.

Prior to the consummation of the IPO, on November 24, 2021, our Sponsor paid an aggregate of $25,000 for certain expenses on our behalf in exchange for issuance of 7,187,500 Class B ordinary shares (the “Founder Shares”). On February 8, 2024, Sponsor surrendered 1,437,500 Founder Shares for no consideration, resulting in the Sponsor holding 5,750,000 Founder Shares. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the outstanding shares after the IPO.

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

Effecting our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial Business Combination using cash from the proceeds of our IPO, the sale of the Private Placement Warrants, the proceeds of the sale of our shares in connection with our initial Business Combination (including pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the IPO or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

Business Strategy

Our strategy is to leverage our team’s extensive track record in SPAC-related mergers & acquisitions and capital markets to identify and complete an initial Business Combination. We may pursue an acquisition opportunity in any industry or geographic location.

We intend to distinguish ourselves from other SPAC sponsor teams through four key dimensions of experience:

●	Our ability to leverage an extensive global network of relationships to create a pipeline of initial Business Combination opportunities, as well as being a priority contact for bankers and other advisors seeking SPAC partners for their clients. Prior to our initial public offering, we had not, nor had anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to an initial Business Combination with us. However, members of our management team had been actively in discussions with potential Business Combination partners in their capacity as officers and directors of Graf Industrial Corp. (“GRAF I”) (which consummated its initial business combination on September 29, 2020) and Graf Acquisition Corp. IV (“GRAF IV” and, together with GRAF I, the “GRAF SPACs”) (which consummated its initial business combination on October 2, 2023), and we may pursue Business Combination partners that had previously been in discussions with the management teams of the GRAF SPACs;
●	Unique capabilities and rigor to the process of identifying, executing and consummating an initial Business Combination that will be well-received in the public markets, with the ability to provide ongoing support thereafter;
●	Our understanding of global financial markets and events, financing and overall corporate strategy options; and
●	Our background as business founders, investors and managers.

Business Combination Criteria

Based on our management’s experience, including with prior special purpose acquisition companies, we have developed the following non-exclusive investment criteria that we intend to use to screen for and evaluate prospective target businesses.

●	Leading Industry Position with Supportive Long-Term Dynamics and Competitive Market Advantage. We intend to target businesses that hold, or have the potential to hold, a leading position in an industry sector with attractive macro-characteristics. We intend to target businesses that have, or have the potential to have, sustainable competitive advantages that would be challenging for a competitor to replicate. Factors contributing to sustainable competitive advantages may include: (iii) proprietary or superior technology or trade secrets; (ii) broad distribution networks; (iii) well- established brand names; (iv) territorial exclusivity or a well-defined market; (v) diverse and stable customer and supplier base; (vi) low-cost production capability; (vii) customer habit/ share of mind; (viii) a lack of available substitutes and/or high search or switching costs; (ix) network effects; and/or (x) limited exposure to technological obsolescence and cyclicality. Our management team expects to target businesses that have clearly demonstrated an ability to defend and grow their market positions over time as a result of one or more of these sustainable competitive advantages, or have demonstrable potential to do so. We intend to seek opportunities that will benefit from secular growth and are able to differentiate their market position to create value for our shareholders over time.
●	Stable Free Cash Flow, Prudent Debt and Financial Visibility. We will seek to acquire a business that has historically generated or has the potential to generate not only current revenues, but strong and sustainable free cash flow. Additionally, our prospective Business Combination criteria include prudent balance sheet management and, as such, we would seek to limit leverage ratios of a combined company immediately following an initial Business Combination. To provide reliable guidance, we would also seek to acquire a business that has reasonable visibility on forward financial performance and straightforward operating metrics, and a business that is not extremely sensitive to macro- economic conditions or industry cycles. Specifically, we would prioritize businesses that may be evaluated and priced by the market using financial metrics or other key milestones not more than one year forward.
●	Benefit Uniquely from a Business Combination with a Special Purpose Acquisition Company. We will seek to acquire a business that has a clear use of proceeds and a clear catalyst or inflection point resulting from our capital, team, public listing, roll-up synergies, deleveraging and/or re-rating milestones expected to propel the business through our structural dilution in the near term with enhanced financial results, margins, market position and shareholder value.
●	Would Benefit Uniquely from our Capabilities. We will seek to acquire a business where the collective capabilities of our management team, board of directors and Sponsor, and any operating partners we involve, can be leveraged to tangibly improve the operations and market position of the target.
●	Proprietary and/or Optimally Positioned Transactions. We intend to leverage our extensive business network to source our initial Business Combination on a proprietary basis if possible. Notwithstanding the foregoing, we would utilize our collective experience and insight to strategically consider participating in formal processes focused primarily on narrowing a pool of SPACs to a single winning bidder to instances where we believe we are optimally positioned to win such processes.
●	Committed and Capable Management Team. We will seek to acquire a business with a management team whose interests are aligned with those of our shareholders and who can clearly and confidently articulate the business plan and market opportunities to public market investors. Where necessary, we may also look to complement and enhance the capabilities of the target business’s management team and their board of directors by recruiting additional talent through our network of contacts or otherwise. This may include recruiting experienced industry professionals, or operating partners, to assist in our evaluation of the opportunity and marketing of the Business Combination prior to its completion, who may assume an ongoing role with the business or board thereafter. While not a requirement, we would view favorably opportunities where the target’s chief financial officer has experience as a public company chief financial officer or other substantive public market experience, and ideally where other members of senior management have public market experience as well.
●	Potential to Grow, Including Through Further Acquisition Opportunities. We will seek to acquire a business that has the potential to grow both organically and inorganically through acquisitions, with management having identified a pipeline of potentially actionable accretive acquisition targets. We expect to work with the ongoing management team to develop the business strategy around geographic expansion, new products, high-return capital expenditure projects and acquisitions, as well as creating and maintaining the optimal capital structure for growth.
●	Preparedness for the Process and Public Markets. We will seek to acquire a business that has or can put in place prior to the closing of a Business Combination, the material governance, financial systems and controls required in the public markets. Specifically, we will seek to avoid situations where extensive accounting or restructuring work is required with an uncertain timetable or outcome before a transaction can be completed.

These criteria are not intended to be exhaustive or exclusive. Any evaluation relating to the merits of a particular initial Business Combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial Business Combination with a target business that does not meet the above criteria and guidelines, we intend to disclose that the target business does not meet the above criteria in our shareholder communications related to our initial Business Combination, which would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Selection of a Target Business and Structuring of our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A Ordinary Shares upon the completion of our initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. Each public shareholder may elect to redeem their Public

Shares irrespective of whether they vote for or against an initial Business Combination, or whether they do not vote or abstain from voting on the initial Business Combination. If we seek shareholder approval, we will complete our initial Business Combination only if we receive an ordinary resolution under Cayman Islands law, passed by the affirmative vote of at least a majority of the votes cast by the shareholders of the issued shares represented in person or represented by proxy and entitled to vote on such matter at a general meeting of the company and are voted at a general meeting of the company. The decision as to whether we will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement.

We have until the end of the Completion Window to consummate our initial Business Combination. If we anticipate that we may be unable to consummate our initial Business Combination within such 24-month period, we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial Business Combination. If we seek shareholder approval for an extension, holders of Class A Ordinary Shares will be offered an opportunity to redeem their shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (less taxes payable), divided by the number of then issued and outstanding Class A Ordinary Shares, subject to applicable law.

If we are unable to complete our initial Business Combination within the Completion Window, we will redeem 100% of the Public Shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (which interest shall be net of taxes payable and up to $100,000 of interest income to pay liquidation expenses), divided by the number of then issued and outstanding Class A Ordinary Shares, subject to applicable law and certain conditions as further described herein. We expect the pro rata redemption price to be approximately $10.00 per public share, without taking into account any interest or other income earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors, which may take priority over the claims of our public shareholders.

NYSE American rules require that we must consummate an initial Business Combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the amount of any deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of our signing a definitive agreement in connection with our initial Business Combination. Our board of directors will make the determination as to the fair market value of our initial Business Combination. If our board of directors is not able to independently determine the fair market value of our initial Business Combination, we will obtain an opinion from an independent investment banking firm or another independent valuation or appraisal firm that regularly provides fairness opinions solely with respect to the satisfaction of such criteria. While we consider it unlikely that our board will not be able to make such independent determination of fair market value, it may be unable to do so if the board is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value meets the 80% of net assets test, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the SEC in connection with a proposed transaction will include such opinion.

We anticipate structuring our initial Business Combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial Business Combination such that the post- transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial Business Combination could own less than a majority of our outstanding shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the NYSE American’s

80% net assets test. If the Business Combination involves more than one target business, the 80% net assets test will be based on the aggregate value of all of the target businesses.

Our Business Combination Process

We believe our management team’s significant operating and transactional experience and relationships provide us with access to a substantial number of potential initial Business Combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and relationships with private companies, investment bankers, private equity and debt investors, high net worth families and their advisors, commercial bankers, attorneys, management consultants, accountants and other transaction intermediaries, as well as corporate sector executives and board members around the world. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, the reputation of our management team for integrity and fair dealing with sellers, financing sources and target management teams and the experience of our management team in executing transactions, especially special purpose acquisition company transactions, under varying economic and financial market conditions.

In addition, we anticipate that target Business Combination candidates will be brought to our attention from various unaffiliated sources, including investment bankers, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspections of facilities, as well as reviewing financial and other information made available to us and other reviews as we deem appropriate. We may also retain consultants with expertise relating to a prospective target business.

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our initial Business Combination with a company that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent valuation or appraisal firm that regularly provides fairness opinions that our initial Business Combination is fair to our company from a financial point of view.

Members of our management team and our independent directors will directly or indirectly own Founder Shares and/or Private Placement Warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination. The low price that our Sponsor, executive officers and directors (directly or indirectly) paid for the Founder Shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. If we are unable to complete our initial Business Combination within the Completion Window, the Founder Shares and Private Placement Warrants may expire worthless, except to the extent they receive liquidating distributions from assets outside the Trust Account, which could create an incentive for our Sponsor, executive officers and directors to complete a transaction even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. Further, each of the members of our management team may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such person was included by a target business as a condition to any agreement with respect to our initial Business Combination.

Our officers and directors presently and in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. In addition, certain of our officers and directors are members of our Sponsor and own membership interests of our Sponsor. The remaining membership interests are held by third party investors that are not affiliated with members of our management. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our Business Combination.

In addition, our Sponsor and our officers and directors or any of their affiliates may Sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial Business Combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial Business Combination. However, we do not believe that such duties or obligations will materially affect our ability to complete our initial Business Combination.

Further, certain members of our Sponsor and our officers and directors may have similar responsibilities in, or serve as directors of other SPACs, and Mr. Graf is also serving as an independent director of Catcha Investment Corp. Any such companies may present additional conflicts of interest in pursuing an acquisition target.

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsor, executive officers or directors, or completing the Business Combination through a joint venture or other form of shared ownership with our Sponsor, executive officers or directors. In the event we seek to complete an initial Business Combination with a target that is affiliated (as defined in our amended and restated memorandum and articles of association) with our Sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or another independent entity that commonly renders valuation opinions stating that the consideration to be paid by us in such an initial Business Combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Our officers and directors presently and in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law.

Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. The purpose for the surrender of corporate opportunities is to allow officers, directors or other representatives with multiple business affiliations to continue to serve as an officer of our company or on our board of directors. Our officers and directors may from time to time be presented with opportunities that could benefit both another business affiliation and us. In the absence of the “corporate opportunity” waiver in our charter, certain candidates would not be able to serve as an officer or director. We believe we substantially benefit from having representatives who bring significant, relevant and valuable experience to our management, and, as a result, the inclusion of the “corporate opportunity” waiver in our amended and restated memorandum and articles of association provide us with greater flexibility to attract and retain the officers and directors that we feel are the best candidates. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business.

Financial Position

With funds available for a Business Combination initially in the amount of $230,000,000, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial Business Combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete Business Combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business in a single industry. By completing our initial Business Combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial Business Combination, and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial Business Combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial Business Combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial Business Combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial Business Combination.

Following a Business Combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons.

Under the NYSE American’s listing rules, shareholder approval would be required for our initial Business Combination if, for example:

●	we issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then issued and outstanding (other than in a public offering);
●	any of our directors, officers or substantial shareholders (as defined by NYSE American rules) has a 5% or greater interest earned on the Trust Account (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding;
●	ordinary shares or voting power of 5% or more; or
●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed Business Combination in those instances in which shareholder approval is not required by applicable law or stock exchange listing requirements will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to: (i) the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company; (ii) the expected cost of holding a shareholder vote; (ii) the risk that the shareholders would fail to approve the proposed Business Combination; (iv) other time and budget constraints of the company; and (v) additional legal complexities of a proposed Business Combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases of our Securities

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, initial shareholders, directors, executive officers, advisors or their affiliates may purchase shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination, although they are under no obligation or duty to do so. Any such price per share may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial Business Combination. Such a purchase may include a contractual acknowledgment that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our Sponsor, initial shareholders, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b-18 would apply to purchases by Sponsor, initial shareholders, directors, officers, advisors and their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to our initial Business Combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, initial shareholders, directors, officers, advisors and their affiliates may enter into transactions with investors and others to provide them with incentives to acquire Public Shares, vote their Public Shares in favor of our initial Business Combination or not redeem their Public Shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase Public Shares, rights or warrants in such transactions.

The purpose of any such transaction could be to (i) increase the likelihood of obtaining shareholder approval of the Business Combination, (ii) reduce the number of Public Warrants outstanding and/or increase the likelihood of approval on any matters submitted to public warrant holders for approval in connection with our initial Business Combination or (iii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met.

In addition, if such purchases are made, the public “float” of our Class A Ordinary Shares or Public Warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, initial shareholders, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our initial shareholders, officers, directors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A Ordinary Shares) following our mailing of proxy materials in connection with our initial Business Combination. To the extent that our Sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against our initial Business Combination, whether or not such shareholder has already submitted a proxy with respect to our initial Business Combination but only if such shares have not already been voted at the shareholder meeting related to our initial Business Combination. Our Sponsor, executive officers, directors, advisors or any of their affiliates will select which shareholders to purchase shares from based on a negotiated price and number of shares and any other factors that they may deem relevant and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws. Our Sponsor, officers, directors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Our Sponsor, initial shareholders, directors, officers and their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our Sponsor, initial shareholders, directors, officers and their affiliates were to purchase Public Shares or warrants from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our Business Combination transaction would disclose the possibility that our Sponsor, initial shareholders, directors, officers and their affiliates may purchase Public Shares or warrants from public shareholders outside the redemption process, along with the purpose of such purchases;
●	if our Sponsor, initial shareholders, directors, officers and their affiliates were to purchase Public Shares or warrants from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our Business Combination transaction would include a representation that any of our securities purchased by our Sponsor, initial shareholders, directors, officers and their affiliates would not be voted in favor of approving the Business Combination transaction;
●	our Sponsor, initial shareholders, directors, officers and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and
●	we would disclose in a Form 8-K, before our security holder meeting to approve the Business Combination transaction, the following material items:
●	the amount of our securities purchased outside of the redemption offer by our Sponsor, initial shareholders, directors, officers and their affiliates, along with the purchase price;
●	the purpose of the purchases by our Sponsor, initial shareholders, directors, officers and their affiliates;
●	the impact, if any, of the purchases by our Sponsor, initial shareholders, directors, officers and their affiliates on the likelihood that the Business Combination transaction will be approved;
●	the identities of our security holders who sold to our Sponsor, initial shareholders, directors, officers and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our Sponsor, initial shareholders, directors, officers and their affiliates; and
●	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Please see “Risk Factors — If we seek shareholder approval of our initial Business Combination, our Sponsor, initial shareholders, directors, officers and their affiliates may elect to purchase shares or Public Warrants from public shareholders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our securities.”

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A Ordinary Shares upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations and on the conditions described herein. The amount in the Trust Account is initially anticipated to be $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our initial shareholders, Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and Public Shares they may hold in connection with the completion of our initial Business Combination.

Limitations on Redemptions

Our proposed initial Business Combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A Ordinary Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the initial Business Combination or redeem any shares in connection with such initial Business Combination, and all Class A Ordinary Shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination either (i) in connection with a shareholder meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirements. Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than

20% of our outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. So long as we obtain and maintain a listing for our securities on the NYSE American, we will be required to comply with the NYSE American’s shareholder approval rules.

The requirement that we provide our public shareholders with the opportunity to redeem their Public Shares by one of the two methods listed above are contained in provisions of our amended and restated memorandum and articles of association and apply whether or not we maintain our registration under the Exchange Act or our listing on the NYSE American. Such provisions may be amended if approved by a special resolution passed by the affirmative vote of at least two-thirds of our ordinary shares which are represented in person or by proxy and are voted at a general meeting of the company, so long as we offer redemption in connection with such amendment.

If we provide our public shareholders with the opportunity to redeem their Public Shares in connection with a shareholder meeting, we will:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and
●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial Business Combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial Business Combination.

If we seek shareholder approval, we will complete our initial Business Combination only if we receive the approval of an ordinary resolution under Cayman Islands law, passed by the affirmative vote of at least a majority of the votes cast by the shareholders of the issued shares represented in person or represented by proxy and are voted at a general meeting of the company. In accordance with our amended and restated memorandum and articles of association, a quorum for such meeting will be present if the holders of one third of issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. Our initial shareholders will count towards this quorum and, pursuant to the letter agreement, our Sponsor, officers and directors have agreed to vote any Founder Shares they hold and any Public Shares purchased during our initial public offering or thereafter (including in open market and privately-negotiated transactions) in favor of our initial Business Combination. For purposes of seeking approval of an ordinary resolution, non- votes will have no effect on the approval of our initial Business Combination once a quorum is obtained. As a result, in addition to our initial shareholders’ Founder Shares, we would need 8,625,001 or 37.5% of the 23,000,000 Public Shares sold in our initial public offering to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved (assuming all outstanding shares are voted). Assuming that only the holders of one-third of our issued and outstanding ordinary shares, representing a quorum under our amended and restated memorandum and articles of association, vote their ordinary shares at a general meeting of the company, we will not need any Public Shares in addition to our Founder Shares to be voted in favor of an initial Business Combination in order to approve an initial Business Combination. However, if our initial Business Combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial Business Combination will require a special resolution passed by the affirmative vote of at least two-thirds of our ordinary shares which are represented in person or by proxy and are voted at a general meeting of the company These quorum and voting thresholds, and the voting agreements of our initial shareholders, may make it more likely that we will consummate our initial Business Combination. However, if our initial Business Combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial Business Combination will require a special resolution, passed by the affirmative vote of at least two-thirds of the votes cast by the shareholders of the issued shares represented in person or represented by proxy and entitled to vote on such matter at a general meeting of the company and are voted at a general meeting of the company. Each public shareholder may elect to redeem its Public Shares irrespective of whether they vote for or against the proposed transaction, or whether they do not vote or abstain from voting on the proposed transaction, or whether they were a shareholder on the record date for the shareholder meeting held to approve the proposed transaction.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial Business Combination, which contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial Business Combination until the expiration of the tender offer period.

Upon the public announcement of our initial Business Combination, if we elect to conduct redemptions pursuant to the tender offer rules, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A Ordinary Shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial Business Combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our initial Business Combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public shareholders, which could delay redemptions and result in additional administrative cost. If the proposed initial Business Combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by public shareholders who elected to redeem their shares.

Our proposed initial Business Combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A Ordinary Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the initial Business Combination or redeem any shares in connection with such initial Business Combination, and all Class A Ordinary Shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to forward purchase agreements or backstop arrangements, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Limitation on Redemption Upon Completion of our Initial Business Combination if We Seek Shareholder Approval

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares, without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our Sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination.

Delivering Share Certificates in Connection with the Exercise of Redemption Rights

As described above, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial Business Combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our initial Business Combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have up to two business days prior to the scheduled vote on the initial Business Combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its shares if it wishes to seek to exercise its redemption rights. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their Public Shares.

There is a nominal cost associated with the above-referenced process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the broker submitting or tendering shares a fee of approximately $100 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to submit or tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our Public Shares electing to redeem their shares will be distributed promptly after the completion of our initial Business Combination.

If our initial Business Combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed initial Business Combination is not completed, we may continue to try to complete an initial Business Combination with a different target until the end of the Completion Window.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we have only the duration of the closing window to complete our initial Business Combination. If we are unable to complete our initial Business Combination within such 24-month period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating or other distributions, if any)

Our initial shareholders, Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if we fail to complete our initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from assets outside the Trust Account. However, if our initial shareholders, Sponsor or management team acquire Public Shares, they will be entitled to liquidating distributions from the Trust Account and liquidating distributions from assets outside the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the allotted 24- month time period.

Our initial shareholders, Sponsor, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our public shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,250,000 of proceeds held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the Private Placement Warrants, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account and any tax payments or expenses for the dissolution of the trust, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00.

The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. The underwriters of our initial public offering and our independent registered public accounting firm will not execute agreements with us waiving such claims to the monies held in the Trust Account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. In order to protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for the company’s independent auditors), or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial Business Combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per share.

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $1,250,000 from the proceeds of our initial public offering with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors. In the event that our offering expenses exceed our estimate of $750,000, we may fund such excess with funds from the funds not to be held in the Trust Account. In such case, the amount of funds we intend to be held outside the Trust Account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $750,000, the amount of funds we intend to be held outside the Trust Account would increase by a corresponding amount.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/ or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our Public Shares if we do not complete our initial Business Combination within the Completion Window, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre- initial Business Combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial Business Combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial Business Combination, a shareholder’s voting in connection with the Business Combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial Business Combination, we may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting Business Combinations directly or through affiliates. Moreover, many of these competitors possess similar or greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial Business Combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial Business Combination.

Facilities

We currently utilize office space at 1790 Hughes Landing Blvd., Suite 400, The Woodlands, Texas 77380 from our Sponsor. We consider our current office space adequate for our current operations. We will pay our Sponsor (and/or its affiliates or designees) an aggregate of up to $20,000 per month for office space, secretarial, administrative and support services provided to us and members of our management team. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees.

Employees

We currently have one executive officer: James A. Graf, our Chief Executive Officer and Chief Financial Officer. Mr. Graf is not obligated to devote any specific number of hours to our matters but he intends to devote as much of his time as he deems necessary to our affairs until we have completed our initial Business Combination. The amount of time Mr. Graf will devote in any time period will vary based on whether a target business has been selected for our initial Business Combination and the stage of the Business Combination process we are in. We do not intend to have any full time employees prior to the completion of our initial Business Combination.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control, acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a Current Report on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov. In addition, we will provide copies of these documents without charge upon request from us in writing at 1790 Hughes Landing Blvd., Suite 400, The Woodlands, Texas 77380 or by telephone at (310) 745-8669.

Emerging Growth Company and Smaller Reporting Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes- Oxley Act reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Ordinary Shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates is equal to or exceeds $250 million as of the prior June 30th, or (2) our annual revenues equaled to or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates is equal to or exceeds $700 million as of the prior June 30th.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team and our board of directors in their capacity as such.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Form 10-K. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination

Our shareholders may not be afforded an opportunity to vote on our proposed initial Business Combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial Business Combination even though a majority of our public shareholders do not support such a combination.

We may choose not to hold a shareholder vote to approve our initial Business Combination if the Business Combination would not require shareholder approval under applicable law or stock exchange listing requirement. Except for as required by applicable law or stock exchange requirement, the decision as to whether we will seek shareholder approval of a proposed Business Combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, the holders of our Founder Shares will participate in the vote on such approval. Accordingly, we may complete our initial Business Combination even if a majority of our public shareholders do not approve of the Business Combination we complete. Please see the section entitled “Business - Shareholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

If we seek shareholder approval of our initial Business Combination, our initial shareholders and management team have agreed to vote in favor of such initial Business Combination, regardless of how our public shareholders vote.

Our initial shareholders own 20% of our outstanding ordinary shares. Our initial shareholders and management team also may from time-to-time purchase Class A Ordinary Shares prior to our initial Business Combination. Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval of an initial Business Combination, such initial Business Combination will be approved if we receive the affirmative vote of at least a majority of the voted at such meeting of the company. As a result, in addition to our initial shareholders’ Founder Shares, we would need 8,625,001 or 37.5% of the 23,000,000 Public Shares sold in our initial public offering to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved (assuming all outstanding shares are voted). Assuming that only the holders of one-third of our issued and outstanding ordinary shares, representing a quorum under our amended and restated memorandum and articles of association, vote their ordinary shares at a general meeting of the company, we will not need any Public Shares in addition to our Founder Shares to be voted in favor of an initial Business Combination in order to approve an initial Business Combination. However, if our initial Business Combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial Business Combination requires a special resolution passed by the affirmative vote of at least two-thirds of our ordinary shares which are represented in person or by proxy and are voted at a general meeting of the company. Accordingly, if we seek shareholder approval of our initial Business Combination, the agreement by our initial shareholders and management team to vote in favor of our initial Business Combination will increase the likelihood that we will receive the requisite shareholder approval for such initial Business Combination.

Your only opportunity to effect your investment decision regarding a potential Business Combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial Business Combination. Since our board of directors may complete a Business Combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the Business Combination, unless we seek such shareholder vote. Accordingly, your only opportunity to effect your investment decision regarding our initial Business Combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial Business Combination. The amount of the deferred underwriting commissions payable to the underwriters is not currently required to be adjusted for any shares that are redeemed in connection with an initial Business Combination. The per share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay the deferred underwriting commission.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target.

We may seek to enter into a Business Combination transaction agreement with minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the Business Combination.

Consequently, if accepting all properly submitted redemption requests would not allow us to satisfy a closing condition as described above, we would not proceed with such redemption and the related Business Combination and may instead search for an alternate Business Combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a Business Combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares and the amount of deferred underwriting compensation may not allow us to complete the most desirable Business Combination or optimize our capital structure, and may substantially dilute your investment in us.

At the time we enter into an agreement for our initial Business Combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B ordinary shares results in the issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our initial Business Combination. In addition, the amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial Business Combination. The per share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable Business Combination available to us or optimize our capital structure. As a result, our obligations to redeem Public Shares for which redemption is requested and to pay the deferred underwriting commissions may not allow us to complete the most desirable Business Combination or optimize our capital structure.

In addition, raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provisions of the Class B ordinary shares result in the issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our Business Combination. The above considerations may limit our ability to complete the most desirable Business Combination available to us or optimize our capital structure and may result in substantial dilution from your purchase of our Class A Ordinary Shares. The effect of this dilution will be greater for shareholders who do not redeem. The amount of the deferred underwriting compensation payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial Business Combination, which may further dilute your investment. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting compensation and after such redemptions, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay the deferred underwriting compensation. We may not be able to generate sufficient value from the completion of our initial Business Combination in order to overcome the dilutive impact of these and other factors, and, accordingly, you may incur a net loss on your investment. Please see “- Risks Relating to Our Securities - The nominal purchase price paid by our Sponsor for the Founder Shares may result in significant dilution to the implied value of your Public Shares upon the consummation of our initial Business Combination, and our Sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial Business Combination even if the Business Combination causes the trading price of our ordinary shares to materially decline.”

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial Business Combination would be unsuccessful is increased. If our initial Business Combination is unsuccessful, you would not receive your pro rata portion of the funds in the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial Business Combination within the Completion Window may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete our initial Business Combination within the Completion Window. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation. The length of time it may take us to complete our diligence and negotiate a Business Combination may reduce the amount of time available for us to ultimately complete an initial Business Combination should such diligence or negotiations not lead to a consummated initial Business Combination.

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by events that are outside of our control, such as increased geopolitical unrest, pandemic outbreaks (such as COVID-19), and volatility in the debt and equity markets.

Our ability to find a potential target business and the business of any potential business with which we may consummate a Business Combination could be materially and adversely affected by events that are outside of our control. For example, geopolitical unrest (such as the ongoing military conflict between Russia and Ukraine and the military conflict in Israel and Gaza), including war, terrorist activity and acts of civil or international hostility are increasing. In particular, although the length, impact and outcome of the ongoing military conflict in Ukraine and the recent armed conflict between Israel and Hamas is highly unpredictable, these conflicts could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increase in cyberattacks and espionage.

Similarly other events outside of our control, including natural disasters, climate-related events pandemic or heal crises (such as the COVID-19 pandemic) may arise from time to time, any such events may cause significant volatility and declines in the global markets, disproportionate impacts to certain industries or sectors, disruptions to commerce (including to economic activity, travel and supply chain), loss of life and property damage, and may adversely affect the global economy or capital markets, and the business of any potential target business with which we may consummate a Business Combination and could be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable or at all.

We may not be able to complete our initial Business Combination within the Completion Window, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.

We may not be able to find a suitable target business and complete our initial Business Combination within the Completion Window. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial Business Combination within such time period, we will: as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will constitute full and complete payment and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions or other distributions, if any), subject to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

We may decide not to extend the term we have to consummate our initial Business Combination, in which case we would redeem our Public Shares, and the warrants may be worthless.

We have until the end of the Completion Window to consummate our initial Business Combination. If we anticipate that we may be unable to consummate our initial Business Combination within such period, we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial Business Combination. However, we may decide not to seek to extend the date by which we must consummate our initial Business Combination. If we do not seek to extend the date by which we must consummate our initial Business Combination, and we are unable to consummate our initial Business Combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares for a pro rata portion of the funds held in the Trust Account, subject to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants may be worthless.

If we seek shareholder approval of our initial Business Combination, our Sponsor, initial shareholders, directors, executive officers, advisors and their affiliates may elect to purchase shares or Public Warrants from public shareholders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our securities.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, initial shareholders, directors, executive officers, advisors or their affiliates may purchase Public Shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination, although they are under no obligation to do so. Any such price per share may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial Business Combination. Such a purchase may include a contractual acknowledgment that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our Sponsor, initial shareholders, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b-18 would apply to purchases by Sponsor, initial shareholders, directors, officers, advisors and their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to our initial Business Combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, initial shareholders, directors, officers, advisors and their affiliates may enter into transactions with investors and others to provide them with incentives to acquire Public Shares, vote their Public Shares in favor of our initial Business Combination or not redeem their Public Shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase Public Shares, rights or warrants in such transactions.

The purpose of any such transactions could be to (i) increase the likelihood of obtaining shareholder approval of the Business Combination, (ii) reduce the number of Public Warrants outstanding and/or increase the likelihood of approval on any matters submitted to the public warrant holders for approval in connection with our initial Business Combination or (iii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our Sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase Public Shares or warrants from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our Business Combination transaction would disclose the possibility that our Sponsor, initial shareholders, directors, officers, advisors and their affiliates may purchase Public Shares or warrants from public shareholders outside the redemption process, along with the purpose of such purchases;
●	if our Sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase Public Shares or warrants from public shareholders, they would do so at a price no higher than the price offered through our redemption process;
●	our registration statement/proxy statement filed for our Business Combination transaction would include a representation that any of our securities purchased by our Sponsor, initial shareholders, directors, officers, advisors and their affiliates would not be voted in favor of approving the Business Combination transaction;
●	our Sponsor, initial shareholders, directors, officers, advisors and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and
●	we would disclose in a Form 8-K, before our security holder meeting to approve the Business Combination transaction, the following material items:
●	the amount of our securities purchased outside of the redemption offer by our Sponsor, initial shareholders, directors, officers, advisors and their affiliates, along with the purchase price;
●	the purpose of the purchases by our Sponsor, initial shareholders, directors, officers, advisors and their affiliates;
●	the impact, if any, of the purchases by our Sponsor, initial shareholders, directors, officers, advisors and their affiliates on the likelihood that the Business Combination transaction will be approved;
●	the identities of our security holders who sold to our Sponsor, initial shareholders, directors, officers, advisors and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our Sponsor, initial shareholders, directors, officers, advisors and their affiliates; and
●	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Please see “Business - Permitted Purchases of Our Securities” for a description of how such persons will determine from which shareholders to seek to acquire securities.

If a shareholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial Business Combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy materials or tender offer documents, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our initial Business Combination will describe the various procedures that must be complied with in order to validly tender or submit Public Shares for redemption. For example, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial Business Combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. See the section of this Form 10-K entitled “Business – Manner of Conducting Redemptions.”

You will not be entitled to protections normally afforded to investors of other blank check companies subject to Rule 419 of the Securities Act.

Since the net proceeds of the IPO and the sale of the Private Placement Warrants are intended to be used to complete one or more initial Business Combinations with a target business or businesses that have not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our initial Business Combinations than do companies subject to Rule 419. Moreover, if the IPO had been subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us or in connection with our completion of an initial Business Combination.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A Ordinary Shares, you may lose the ability to redeem all such shares in excess of 15% of our Class A Ordinary Shares.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the initial public offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination.

Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial Business Combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we are unable to complete our initial Business Combination, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the initial public offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our Public Shares the right to redeem their shares for cash at the time of our initial Business Combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we are unable to complete our initial Business Combination, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial Business Combination and could even result in our inability to find a target or to consummate an initial Business Combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial Business Combination, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial Business Combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close Business Combinations or operate targets post-Business Combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial Business Combination, and may result in our inability to consummate an initial Business Combination on terms favorable to our investors altogether.

If the net proceeds of the initial public offering not being held in the Trust Account are insufficient to allow us to operate for at least the duration of the Completion Window, it could limit the amount available to fund our search for a target business or businesses and complete our initial Business Combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial Business Combination.

$479,628 was available to us outside the Trust Account, as of December 31, 2024, to fund our working capital requirements. We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate for at least the duration of the Completion Window; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial Business Combination. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercisability and exercise price. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to liquidate the Trust Account. Consequently, our public shareholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our Public Shares, and our warrants will expire worthless.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per- share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers (except for our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. The underwriters of the initial public as well as our registered independent public accounting firm will not execute agreements with us waiving such claims to the monies held in the Trust Account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we are unable to complete our initial Business Combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption.

Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for the company’s independent auditors), or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial Business Combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per share and the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case less taxes payable, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, by paying public shareholders from the Trust Account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding up petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination or force us to abandon our efforts to complete an initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial Business Combination. In addition, we may have imposed upon us burdensome requirements, including:
●	registration as an investment company;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless it can qualify for an exclusion, a company must ensure that it is engaged primarily in a business other than investing, reinvesting or trading of securities and that its activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.

The SEC recently provided guidance that the determination of whether a special purpose acquisition company, like us, is an “investment company” under the Investment Company Act is a facts and circumstances determination requiring individualized analysis and depends on a variety of factors, including a SPAC’s duration, asset composition, business purpose and activities, and “is a question of facts and circumstances” requiring individualized analysis. When applying these factors to us we do not believe that our principal activities will subject us to the Investment Company Act. To this end, the Company was formed for the purpose of completing an initial Business Combination with one or more businesses. Our business is focused on identifying and completing an initial Business Combination, and thereafter, operating the post-transaction business or assets for the long term. Further, we do not plan to buy businesses or assets with a view to resale or profit from their resale and we do not plan to buy unrelated businesses or assets or to be a passive investor. In addition, the proceeds held in the Trust Account will only be held as cash or invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. However, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), we may, in our own discretion, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government securities or money market funds held in the Trust Account and thereafter, until the earlier of consummation of our initial Business Combination or liquidation, to hold all funds in the Trust Account in an interest bearing bank demand deposit account, which may earn less interest than we otherwise would have if the Trust Account had remained invested in U.S. government securities or money market funds. This may mean that the amount of funds available for redemption would not increase, or would only minimally increase, thereby reducing the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company. Pursuant to the investment management trust agreement, the trustee will not be permitted to invest in other securities or assets. By restricting the investment of the proceeds in this manner, and by focusing our directors’ and officers’ time toward, and operating our business for the purpose of, acquiring and growing businesses for the long term (rather than buying and selling businesses in the manner of a merchant bank or private equity fund or investing in assets for the purpose of achieving investment returns on such assets), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Further, investing in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. Instead, the Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial Business Combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; or (iii) absent an initial Business Combination within the Completion Window, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the Public Shares. If we do not invest the proceeds as described above, we may be deemed to be subject to the Investment Company Act. Notwithstanding the fact that we have limited our activities as described above, we could nevertheless be considered to be operating as an unregistered investment company. In addition, notwithstanding the investment of the proceeds of our initial public offering and concurrent private placement as described elsewhere herein, we may be considered to be operating as an unregistered investment company. If our facts and circumstances change over time, we will update our disclosure in future filings with the SEC to reflect how those changes impact the risk that we may be considered to be operating as an unregistered investment company.

If we were deemed to be an investment company for purposes of the Investment Company Act, we would need to register as such under the Investment Company Act and compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. We may also be forced to abandon our efforts to complete an initial Business Combination, and instead be required to liquidate the Trust Account and may be required to change our operations or wind down our operations. In which case, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our securities following such a transaction, and our warrants would expire worthless.

If we were deemed to be an investment company for purposes of the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. We may also be forced to abandon our efforts to complete an initial Business Combination and instead be required to liquidate the Trust Account. If we are required to liquidate the Trust Account, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our securities following such a transaction, and our warrants would expire worthless. On the liquidation of our Trust Account, our public shareholders may receive only approximately $10.00, or less in certain circumstances, and our warrants will expire worthless. Changes in laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are subject to rules and regulations enacted by various national, regional and local governing bodies, including for example, the SEC, and to new and evolving regulatory measures under applicable law. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly and our efforts to comply with such new and evolving laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention, In addition, these changes could have a material adverse effect on our business, investments and results of operations.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. For example, on January 24, 2024, the SEC issued final rules and guidance relating to initial public offerings and Business Combination transactions of special purpose acquisition companies, like us, which, among other things, created new rules and guidance. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. A failure to comply with applicable laws or regulations and any subsequent changes, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of approximately $18,293 and to imprisonment for five years in the Cayman Islands.

We may not hold an annual general meeting until after the consummation of our initial Business Combination, which could delay the opportunity for our shareholders to appoint directors.

In accordance with the NYSE American’s corporate governance requirements, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on the NYSE American. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In addition, as holders of our Class A Ordinary Shares, our public shareholders will not have the right to vote on the election of directors until after the consummation of our initial Business Combination.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Our efforts to identify a prospective initial Business Combination target will not be limited to a particular industry, sector or geographic region. Our amended and restated memorandum and articles of association prohibit us from effectuating a Business Combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to a Business Combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects.

To the extent we complete our initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. In recent years, a number of target businesses have underperformed financially post-Business Combination, There are no assurances that the target business with which we consummate our initial Business Combination will perform as anticipated. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a Business Combination target.

Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders following the Business Combination could suffer a reduction in the value of their securities. Such shareholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the Business Combination contained an actionable material misstatement or material omission.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial Business Combination will not have all of these positive attributes. If we complete our initial Business Combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective Business Combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial Business Combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial Business Combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

We may not be required to obtain an opinion from an independent investment banking firm or from a valuation or appraisal firm, and consequently, you may have no assurance from an independent source that the consideration we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial Business Combination with an affiliated (as defined in our amended and restated memorandum and articles of association) entity or our board of directors cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm which is a member of FINRA or from another independent entity that commonly renders valuation opinions that the consideration we are paying is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial Business Combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial Business Combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our Class A Ordinary Shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A Ordinary Shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one Business Combination with the proceeds of the initial public offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may effectuate our initial Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial Business Combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial Business Combination.

We may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other Business Combinations, which may make it more difficult for us, and delay our ability, to complete our initial Business Combination. With multiple Business Combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

In pursuing our Business Combination strategy, we may seek to effectuate our initial Business Combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial Business Combination on the basis of limited information, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial Business Combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold. In addition, our proposed initial Business Combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial Business Combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial Business Combination and do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A Ordinary Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares in connection with such initial Business Combination, all Class A Ordinary Shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination.

In order to effectuate an initial Business Combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial Business Combination that our shareholders may not support.

In order to effectuate a Business Combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of Business Combination, increased redemption thresholds and extended the time to consummate an initial Business Combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Certain amendments to our amended and restated memorandum and articles of association requires a special resolution under Cayman Islands law, which requires the affirmative vote of at least two-thirds of our ordinary shares which are represented in person or by proxy and are voted at a general meeting of the company, and amending our warrant agreement requires a vote of holders of at least 50% of the Public Warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, 50% of the number of the then outstanding Private Placement Warrants (including the vote or written consent of Cantor). In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their Public Shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through the registration statement filed in connection with our initial public offering, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial Business Combination in order to effectuate our initial Business Combination.

The provisions of our amended and restated memorandum and articles of association that relate to our pre- Business Combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of not less than two-thirds of our ordinary shares which are represented in person or by proxy and are voted at a general meeting of the company, which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial Business Combination that some of our shareholders may not support.

Our amended and restated memorandum and articles of association provide that any of its provisions related to pre-Business Combination activity (including the requirement to deposit proceeds of the initial public offering and the private placement of warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by special resolution, under Cayman Islands law passed by the affirmative vote of at least two-thirds of our ordinary shares which are represented in person or represented by proxy and are voted at a general meeting of the company. Our initial shareholders, who collectively beneficially own 20% of our ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-Business Combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a Business Combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A Ordinary Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

Certain agreements entered into at the time of our initial public offering may be amended without shareholder approval.

Each of the agreements we entered into at the time of our initial public offering, other than the warrant agreement and the investment management trust agreement, may be amended without shareholder approval. Such agreements are: the underwriting agreement; the letter agreement among us and our initial shareholders, Sponsor, officers and directors; the registration rights agreement among us and our initial shareholders; the Private Placement Warrants purchase agreement between us and our Sponsor; and the administrative services agreement among us, our Sponsor and an affiliate of our Sponsor. These agreements contain various provisions that our public shareholders might deem to be material. For example, our letter agreement and the underwriting agreement contain certain lock-up provisions with respect to the Founder Shares, Private Placement Warrants and other securities held by our initial shareholders, Sponsor, officers and directors. Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our initial Business Combination. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial Business Combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any amendment entered into in connection with the consummation of our initial Business Combination will be disclosed in our proxy materials or tender offer documents, as applicable, related to such initial Business Combination, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our shareholders, may result in the completion of our initial Business Combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up provision discussed above may result in our initial shareholders selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

We may be unable to obtain additional financing to complete our initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination.

We have not selected any specific Business Combination target but intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the initial public offering and the sale of the Private Placement Warrants. As a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemption by public shareholders, we may be required to seek additional financing to complete such proposed initial Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial Business Combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial Business Combination, or to fund the purchase of other companies. If we are unable to complete our initial Business Combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial Business Combination.

Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our initial shareholders own 20% of our issued and outstanding ordinary. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. In addition, prior to the closing of our initial Business Combination, only holders of our Founder Shares will have the right to vote to continue the company in a jurisdiction outside the Cayman Islands. This provision of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by not less than 90% of our ordinary shares which are represented in person or by proxy and are voted at our general meeting. As a result, you will not have any influence over our continuation in a jurisdiction outside the Cayman Islands prior to our initial Business Combination.

If our initial shareholders purchase any additional Class A Ordinary Shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Form 10-K.

Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A Ordinary Shares. In addition, our board of directors, whose members were appointed by our Sponsor, is and will be divided into three classes, each of which will generally serve for a term for three years with only one class of directors being appointed in each year. We may not hold an annual or extraordinary general meeting to appoint new directors prior to the completion of our initial Business Combination, in which case all of the current directors will continue in office until at least the completion of the Business Combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial Business Combination.

We may not be able to complete an initial Business Combination since such initial Business Combination may be subject to regulatory review and approval requirement, including foreign investment regulations and review by government entities such as the Committee on Foreign Investment in the United States (“CFIUS”), or may be ultimately prohibited.

Our initial Business Combination may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited. For example, CFIUS has authority to review direct or indirect foreign investments in U.S. companies. Among other things, CFIUS is empowered to require certain foreign investors to make mandatory filings, to charge filing fees related to such filings, and to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies if the parties to that investment choose not to file voluntarily. In the case that CFIUS determines an investment to be a threat to national security, CFIUS has the power to unwind or place restrictions on the investment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on - among other factors - the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a U.S. business by a foreign person always are subject to CFIUS jurisdiction. CFIUS’s expanded jurisdiction under the Foreign Investment Risk Review Modernization Act of 2018 and implementing regulations that became effective on February 13, 2020 further includes investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data.”

Our Sponsor owns approximately 20.0% of our issued and outstanding ordinary shares. Our Sponsor is exclusively “controlled” for CFIUS purposes by Mr. Graf, who is a U.S. citizen, and thus we do not believe that our Sponsor is a “foreign person” as defined in the CFIUS regulations. However, it is possible that non-U.S. persons could be involved in our initial Business Combination (e.g., as existing shareholders of a target company or as PIPE investors), which may increase the risk that our initial Business Combination becomes subject to regulatory review, including review by CFIUS. As such, an initial Business Combination with a U.S. business or foreign business with U.S. subsidiaries that we may wish to pursue may be subject to CFIUS review. If a particular proposed initial Business Combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to block or delay our proposed initial Business Combination, impose conditions with respect to such initial Business Combination or request the President of the United States to order us to divest all or a portion of the U.S. target business of our initial Business Combination that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of, delay or prevent us from pursuing certain target companies that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial Business Combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have any foreign ownership issues. In addition, certain federally licensed businesses may be subject to rules or regulations that limit foreign ownership. The process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we are unable to consummate our initial Business Combination within the applicable time period required under our amended and restated memorandum and articles of association, including as a result of extended regulatory review of a potential initial Business Combination, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares for a pro rata portion of the funds held in the Trust Account, subject to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, our shareholders will miss the opportunity to benefit from an investment in a target company and the appreciation in value of such investment. Additionally, our warrants may be worthless.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial Business Combination with some prospective target businesses.

The federal proxy rules require that the proxy statement with respect to the vote on an initial Business Combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing an initial Business Combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2025. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such Business Combination.

We may seek Business Combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek Business Combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the Business Combination may not be as successful as we anticipate.

To the extent we complete our initial Business Combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our Business Combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

Our initial Business Combination and our structure thereafter may not be tax-efficient to our shareholders and warrant holders. As a result of our Business Combination, our tax obligations may be more complex, burdensome and uncertain.

Although we will attempt to structure our initial Business Combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial Business Combination and subject to any requisite shareholder approval, we may structure our Business Combination in a manner that requires shareholders and/or warrant holders to recognize gain or income for tax purposes, effect a Business Combination with a target company in another jurisdiction, or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). We do not intend to make any cash distributions to shareholders or warrant holders to pay taxes in connection with our Business Combination or thereafter. Accordingly, a shareholder or a warrant holder may need to satisfy any liability resulting from our initial Business Combination with cash from its own funds or by selling all or a portion of the shares or warrants received. In addition, shareholders and warrant holders may also be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial Business Combination.

In addition, we may effect a Business Combination with a target company that has business operations outside of the United States, and possibly, business operations in multiple jurisdictions. If we effect such a Business Combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions.

Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by U.S. federal, state, local and non-U.S. taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

Risks Relating to the Post-Business Combination Company

Subsequent to our completion of our initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial Business Combination or thereafter. Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders following the Business Combination could suffer a reduction in the value of our securities. Such shareholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the Business Combination contained an actionable material misstatement or material omission.

The nominal purchase price paid by our Sponsor for the Founder Shares may result in significant dilution to the implied value of your Public Shares upon the consummation of our initial Business Combination.

Prior to our initial public offering, our Sponsor paid a nominal aggregate purchase price of $25,000 for the Founder Shares, or approximately $0.005 per share. As a result, the value of your Public Shares may be significantly diluted upon the consummation of our initial Business Combination, when the Founder Shares are converted into Class A Ordinary Shares. For example, the following table shows the dilutive effect of the Founder Shares on the implied value of the Public Shares upon the consummation of our initial Business Combination assuming that our equity value at that time is $220,200,000 (following payment of $9,800,000 of deferred underwriting commissions), which is the amount we would have for our initial Business Combination in the Trust Account assuming no interest is earned on the funds held in the Trust Account and no Public Shares are redeemed in connection with our initial Business Combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our Public Shares, the Business Combination transaction costs, any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, as well as the value of our public and private warrants. At such valuation, each of our ordinary shares would have an implied value of $7.86 per share upon consummation of our initial Business Combination, which is a 20.0% decrease as compared to the initial implied value per public share (after taking into consideration the payment of the deferred underwriting commission) of $9.82.

Public Shares	23,000,000
Founder Shares	5,750,000
Total shares	28,750,000
Total funds in trust available for initial Business Combination	$220,200,000
Initial implied value per public share	$9.82
Implied value per share upon consummation of initial Business Combination	$7.86

The value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary at such time is substantially less than $10.00 per share.

As a result of the initial public offering, our Sponsor has invested in us an aggregate of $4,025,000, comprised of the $25,000 purchase price for the Founder Shares and the $4,000,000 purchase price for the Private Placement Warrants. Assuming a trading price of $10.00 per share upon consummation of our initial Business Combination, the 5,000,000 Founder Shares would have an aggregate implied value of $50,000,000. Even if the trading price of our ordinary shares were as low as $0.81 per share, and the Private Placement Warrants are worthless, the value of the Founder Shares would be equal to the Sponsor’s initial investment in us. As a result, our Sponsor is likely to be able to make a substantial profit on its investment in us at a time when our Public Shares have lost significant value. Accordingly, our management team, which owns interests in our Sponsor, may be more willing to pursue a Business Combination with a riskier or less-established target business than would be the case if our Sponsor had paid the same per share price for the Founder Shares as our public shareholders paid for their Public Shares.

Resources could be wasted in researching Business Combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial Business Combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial Business Combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

Our ability to successfully effect our initial Business Combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post- combination business.

Our ability to successfully effect our initial Business Combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial Business Combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial Business Combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination, and a particular Business Combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial Business Combination only if they are able to negotiate employment or consulting agreements in connection with the Business Combination. Such negotiations would take place simultaneously with the negotiation of the Business Combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the Business Combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Cayman Islands law.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial Business Combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders following the Business Combination could suffer a reduction in the value of their securities. Such shareholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the Business Combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial Business Combination. The loss of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our management may not be able to maintain control of a target business after our initial Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial Business Combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post- transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the Business Combination may collectively own a minority interest in the post Business Combination company, depending on valuations ascribed to the target and us in the Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A Ordinary Shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target.

However, as a result of the issuance of a substantial number of new Class A Ordinary Shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding Class A Ordinary Shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

Risks Relating to Acquiring and Operating a Business in Foreign Countries

If we effect our initial Business Combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

If we pursue a target company with operations or opportunities outside of the United States for our initial Business Combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial Business Combination, and if we effect such initial Business Combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial Business Combination, we would be subject to risks associated with cross-border Business Combinations, including in connection with investigating, agreeing to and completing our initial Business Combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future Business Combinations may be effected;

●	exchange listing and/or delisting requirements;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	local or regional economic policies and market conditions;
●	unexpected changes in regulatory requirements;
●	challenges in managing and staffing international operations;
●	longer payment cycles;
●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	underdeveloped or unpredictable legal or regulatory systems;
●	corruption;
●	protection of intellectual property;
●	social unrest, crime, strikes, riots and civil disturbances;
●	regime changes and political upheaval;
●	terrorist attacks, natural disasters, widespread health emergencies and wars; and
●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial Business Combination, or, if we complete such initial Business Combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

If we effect our initial Business Combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

Following our initial Business Combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the Business Combination may remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial Business Combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial Business Combination and if we effect our initial Business Combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial Business Combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial Business Combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the Securities and Exchange Commission, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue- generating activities to compliance activities.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

Risks Relating to our Management Team

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial Business Combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

Members of our management team and board of directors have significant experience as board members, officers or executives of other companies. As a result, certain of those persons have been, may be, or may become, involved in proceedings, investigations and litigation relating to the business affairs of the companies with which they were, are, or may in the future be, affiliated. This may have an adverse effect on us, which may impede our ability to consummate an initial Business Combination.

During the course of their careers, members of our management team and board of directors have had significant experience as board members, officers or executives of other companies. As a result of their involvement and positions in these companies, certain persons were, are now, or may in the future become, involved in litigation, investigations or other proceedings relating to the business affairs of such companies or transactions entered into by such companies. For example, directors and officers of GRAF I, including Mr. Graf in his capacity as Chief Executive Officer of GRAF I, as well as the GRAF I Sponsor (but not Mr. Graf in any personal capacity at the GRAF I Sponsor), are co-defendants in an ongoing class action in the Delaware Court of Chancery titled Berger v. Graf Acquisition LLC et al, Civ A. No. 2023-0873-LWW, in connection with the business combination between GRAF I and Velodyne. The class plaintiffs allege that the defendants withheld material information in the definitive proxy statement and that they proffered inflated financial projections about Velodyne to convince GRAF I public stockholders to refrain from exercising their redemption rights. The defendants do not believe the claims are meritorious and are defending themselves vigorously. The case remains pending. Such claims, and any such litigation, investigations or other proceedings may divert our management team’s and board’s attention and resources away from identifying and selecting a target business or businesses for our initial Business Combination and may negatively affect our reputation, which may impede our ability to complete an initial Business Combination.

Members of our management team and affiliated companies may have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business.

Members of our management team have been (and intend to be) involved in a wide variety of businesses. Such involvement has, and may lead to, media coverage and public awareness. As a result, members of our management team and affiliated companies may have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business. Any such claims or investigations may be detrimental to our reputation and could negatively affect our ability to identify and complete an initial Business Combination and may have an adverse effect on the price of our securities.

Past performance by our management team and their affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team or businesses associated with them is presented for informational purposes only. Past performance by our management team is not a guarantee either (i) of success with respect to any Business Combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial Business Combination. You should not rely on the historical record of the performance of our management team’s or businesses associated with them as indicative of our future performance of an investment in us or the returns we will, or is likely to, generate going forward.

We may seek Business Combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a Business Combination outside of our management’s areas of expertise if a Business Combination candidate is presented to us and we determine that such candidate offers an attractive Business Combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular Business Combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a Business Combination candidate. In the event we elect to pursue a Business Combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Form 10-K regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial Business Combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

We are dependent upon our executive officers and directors and their loss, or a reduction in the amount of time they can dedicate to our initial Business Combination, could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors and the members of our advisory board. We believe that our success depends on the continued service of our officers, directors and members of our advisory board, at least until we have completed our initial Business Combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial Business Combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial Business Combination. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial Business Combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial Business Combination target. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial Business Combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see “Management - Officers and Directors.”

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including blank check companies, and, accordingly, may have conflicts of interest in allocating their time and in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor and our officers and directors are, and in the future may become, affiliated with such entities (such as operating companies or investment vehicles) that are engaged in a similar business. We do not have employment contracts with our officers and directors that will limit their ability to work at other businesses. Our officers and directors presently and any in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entities. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.

Our officers and directors presently and in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. In addition, certain of our officers and directors are members of our Sponsor and own membership interests of our Sponsor. The remaining membership interests are held by third party investors that are not affiliated with members of our management. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our Business Combination. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. The purpose for the surrender of corporate opportunities is to allow officers, directors or other representatives with multiple business affiliations to continue to serve as an officer of our company or on our board of directors. Our officers and directors may from time to time be presented with opportunities that could benefit both another business affiliation and us. In the absence of the “corporate opportunity” waiver in our charter, certain candidates would not be able to serve as an officer or director. We believe we substantially benefit from having representatives who bring significant, relevant and valuable experience to our management, and, as a result, the inclusion of the “corporate opportunity” waiver in our amended and restated memorandum and articles of association provide us with greater flexibility to attract and retain the officers and directors that we feel are the best candidates. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business.

In addition, our Sponsor and our officers and directors may Sponsor or form other special purpose acquisition companies with acquisition objectives that are similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial Business Combination. As a result, our Sponsor, officers and directors could have conflicts of interest in determining whether to present Business Combination to us or to any other special purpose acquisition company with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial Business Combination target. However, we do not believe any such potential conflict would materially affect our ability to complete our initial Business Combination.

Further, certain members of our management team may have similar responsibilities in, or serve as directors of, other SPACs, and Mr. Graf is also serving as an independent director of Catcha Investment Corp. Any such companies may present additional conflicts of interest in pursuing an acquisition target. For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Management - Officers and Directors,” “Management - Conflicts of Interest” and “Certain Relationships and Related Party Transactions.”

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a Business Combination with a target business that is affiliated with our Sponsor, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial Business Combination target. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial Business Combination.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a Business Combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular Business Combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. See the section titled “Description of Securities-Certain Differences in Corporate Law-Shareholder Suits” for further information on the ability to bring such claims. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, executive officers, directors or existing holders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Management - Conflicts of Interest.” Such entities may compete with us for Business Combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial Business Combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a Business Combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a Business Combination as set forth in “Proposed Business - Business Combination Criteria” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm regarding the fairness to our company from a financial point of view of a Business Combination with one or more domestic or international businesses affiliated with our Sponsor, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the Business Combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us, which may include acting as financial advisor in connection with an initial Business Combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred commissions that will released from the trust only on a completion of an initial Business Combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after our initial public offering, including, for example, in connection with the sourcing and consummation of an initial Business Combination.

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after our initial public offering, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriters are also entitled to receive deferred commissions that are conditioned on the completion of an initial Business Combination. The underwriters’ or their respective affiliates’ financial interests tied to the consummation of a Business Combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial Business Combination.

Since our Sponsor, executive officers and directors will lose their entire investment in us if our initial Business Combination is not completed (other than with respect to Public Shares they have acquired, or may in the future acquire, if any), a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination.

In November 2021, our Sponsor paid $25,000, or approximately $0.003 per share, to cover certain expenses on our behalf in consideration of 7,187,500 Founder Shares. On February 8, 2024, our Sponsor surrendered 1,437,500 Founder Shares for no consideration, resulting in our Sponsor holding 5,750,000 Founder Shares. On June 7, 2024, our Sponsor transferred 30,000 Founder Shares to each of the Company’s three independent directors (an aggregate of 90,000 Founder Shares), resulting in our Sponsor holding 5,660,000 Founder Shares. Prior to the initial investment in the company of $25,000 by the Sponsor, the company had no assets, tangible or intangible. The purchase price of the Founder Shares was determined by dividing the amount of cash paid to the Company by the number of Founder Shares issued. The number of Founder Shares outstanding was determined based on the expectation at the time that the total size of the initial public offering would be a maximum of 23,000,000 units if the underwriters’ over-allotment option is exercised in full, and therefore that such Founder Shares would represent 20% of the outstanding shares after the initial public offering.

In addition, our Sponsor and Cantor purchased an aggregate of 6,000,000 Private Placement Warrants for an aggregate purchase price of $6,000,000, or $1.00 per warrant. Of those 6,000,000 Private Placement Warrants, our Sponsor purchased 4,000,000 Private Placement Warrants and Cantor purchased 2,000,000 Private Placement Warrants. The Private Placement Warrants will be worthless if we do not complete our initial Business Combination.

The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target Business Combination, completing an initial Business Combination and influencing the operation of the business following the initial Business Combination. This risk may become more acute as the end of the Completion Window nears, which is the deadline for our completion of an initial Business Combination.

The non-managing Sponsor investors are not required to (i) hold any units, Class A Ordinary Shares or Public Warrants they purchased in the initial public offering or thereafter for any amount of time, (ii) vote any Class A Ordinary Shares they may own at the applicable time in favor of our initial Business Combination or (iii) refrain from exercising their right to redeem their Public Shares at the time of our initial Business Combination. The non-managing Sponsor investors will have the same rights to the funds held in the Trust Account with respect to the Class A Ordinary Shares underlying the units they may purchase in the initial offering as the rights afforded to our other public shareholders.

Risks Relating to our Securities

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) our completion of an initial Business Combination, and then only in connection with those Class A Ordinary Shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, and the redemption of our Public Shares if we are unable to complete an initial Business Combination within the Completion Window, subject to applicable law and as further described herein. In addition, if our plan to redeem our Public Shares if we are unable to complete an initial Business Combination within the Completion Window for any reason, compliance with Cayman Islands law may require that we submit a plan of dissolution to our then-existing shareholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public shareholders may be forced to wait beyond the Completion Window before they receive funds from our Trust Account. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

NYSE American may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Units Class A Ordinary Shares, and Public Warrants are listed on the NYSE American. We cannot assure you that our securities will continue to be listed on the NYSE American in the future or prior to our initial Business Combination. In order to continue listing our securities on the NYSE American prior to our initial Business Combination, we must maintain certain financial, distribution and share price levels. Additionally, in connection with our initial Business Combination, we will be required to demonstrate compliance with the NYSE American’s initial listing requirements, which are more rigorous than the NYSE American’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE American. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE American delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;
●	a determination that our Class A Ordinary Shares are a “penny stock” which will require brokers trading in our Class A Ordinary Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our securities are listed on the NYSE American, our securities qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE American, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

You will not be permitted to exercise your warrants unless we register and qualify the underlying Class A Ordinary Shares or certain exemptions are available.

If the issuance of the Class A Ordinary Shares upon exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A Ordinary Shares included in the units.

We registered the Class A Ordinary Shares issuable upon exercise of the warrants in the registration statement for our initial public offering because the warrants will become exercisable 30 days after the completion of our initial Business Combination, which may be within one year of the initial public offering. However, because the warrants will be exercisable until their expiration date of up to five years after the completion of our initial Business Combination, in order to comply with the requirements of Section 10(a)(3) of the Securities Act following the consummation of our initial Business Combination under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days, after the closing of our initial Business Combination, we will use our best efforts to file with the SEC a post- effective amendment to the registration statement for our initial public offering, or a new registration statement covering the registration under the Securities Act of the Class A Ordinary Shares issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our initial Business Combination and to maintain a current prospectus relating to the Class A Ordinary Shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

If the Class A Ordinary Shares issuable upon exercise of the warrants are not registered under the Securities Act, under the terms of the warrant agreement, holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and, instead, will be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption.

In no event will warrants be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available.

If our Class A Ordinary Shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of warrants who seek to exercise their warrants to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act; in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares underlying the warrants under applicable state securities laws, and in the event we do not so elect, we will use our commercially reasonable efforts to register or qualify the shares underlying the warrants under applicable state securities laws to the extent an exemption is not available.

In no event will we be required to net cash settle any warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws.

You may only be able to exercise your Public Warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer Class A Ordinary Shares from such exercise than if you were to exercise such warrants for cash.

The warrant agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the Class A Ordinary Shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the warrant agreement; if we have so elected and the Class A Ordinary Shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the Public Warrants for redemption. If you exercise your Public Warrants on a cashless basis, you would pay the warrant exercise price by surrendering the warrants for that number of Class A Ordinary Shares equal to the quotient obtained by dividing (x) the product of the number Class A Ordinary Shares underlying the warrants, multiplied by the excess of the “Fair Market Value” of our Class A Ordinary Shares (as defined in the next sentence) over the exercise price of the warrants by (y) the Fair Market Value. The “Fair Market Value” is the average reported closing price of the Class A Ordinary Shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer Class A Ordinary Shares from such exercise than if you were to exercise such warrants for cash.

The grant of registration rights to our initial shareholders and holders of our Private Placement Warrants may make it more difficult to complete our initial Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A Ordinary Shares.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in the initial public offering, our initial shareholders and their permitted transferees can demand that we register the Class A Ordinary Shares into which Founder Shares are convertible, holders of our Private Placement Warrants and their permitted transferees can demand that we register the Private Placement Warrants and the Class A Ordinary Shares issuable upon exercise of the Private Placement Warrants and holders of warrants that may be issued upon conversion of working capital loans (as defined below in the “Related Party Loans” section) may demand that we register such warrants or the Class A Ordinary Shares issuable upon conversion of such warrants. The registration rights will be exercisable with respect to the Founder Shares, the Private Placement Warrants and the Class A Ordinary Shares issuable upon exercise of such Private Placement Warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A Ordinary Shares. In addition, the existence of the registration rights may make our initial Business Combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A Ordinary Shares that is expected when the ordinary shares owned by our initial shareholders, holders of our Private Placement Warrants or holders of our working capital loans (as defined below in the “Related Party Loans” section) or their respective permitted transferees are registered.

We may issue additional Class A Ordinary Shares or preference shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A Ordinary Shares upon the conversion of the Founder Shares at a ratio greater than one-to- one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorize the issuance of up to 400,000,000 Class A Ordinary Shares, par value $0.0001 per share, 80,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. As of the date of this Form 10-K, there are 23,000,000 Class A Ordinary Shares, 5,750,000 Class B ordinary shares, and 17,500,000 warrants outstanding. The Class B ordinary shares are automatically convertible into Class A Ordinary Shares concurrently with or immediately following the consummation of our initial Business Combination, or earlier at the option of the holders thereof, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association. The warrants will become exercisable for Class A Ordinary Shares at an initial exercise price of $11.50 per share beginning 30 days after the completion of our initial Business Combination. There are no preference shares issued and outstanding.

We may issue a substantial number of additional Class A Ordinary Shares or preference shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A Ordinary Shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial Business Combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our Public Shares on any initial Business Combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary shares or preference shares:

●	may significantly dilute the equity interest of investors in the initial public offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;
●	may subordinate the rights of holders of Class A Ordinary Shares if preference shares are issued with rights senior to those afforded our Class A Ordinary Shares;
●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;
●	could cause a change in control if a substantial number of Class A Ordinary Shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may adversely affect prevailing market prices for our units, Class A Ordinary Shares and/or warrants; and may not result in adjustment to the exercise price of our warrants.

We may amend the terms of the warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least 50% of the then outstanding Public Warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of Class A Ordinary Shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Public Warrants, convert the Public Warrants into cash or share (at a ratio different than initially provided), shorten the exercise period or decrease the number of Class A Ordinary Shares purchasable upon exercise of a public warrant.

A provision of our warrant agreement may make it more difficult for us to consummate an initial Business Combination.

If (i) we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial Business Combination at a Newly Issued Price of less than $9.20 per Class A ordinary share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial Business Combination (net of redemptions), and (iii) the  volume weighted average trading price of the Ordinary Shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the Business Combination (such price, the “Market Value”) of our Class A Ordinary Shares is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices described in the registration statement for our initial public offering under “Description of Securities - Warrants - Public Warrants - Redemption of warrants for cash” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial Business Combination with a target business.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem all of the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A Ordinary Shares equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like and for certain issuances of Class A Ordinary Shares and equity- linked securities for capital raising purposes in connection with the closing of our initial Business Combination as described elsewhere in this Form 10-K) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption provided that on the date we give notice of redemption. We will not redeem the warrants unless an effective registration statement under the Securities Act covering issuance of the Class A Ordinary Shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A Ordinary Shares is available throughout the 30-day measurement period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of ordinary shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our commercially reasonable efforts to register or qualify such ordinary shares under the blue sky laws of the state of residence in those states in which warrants were offered by us in the initial public offering. Redemption of the outstanding warrants could force you to (1) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

Our warrants may have an adverse effect on the market price of our Class A Ordinary Shares and make it more difficult to effectuate our initial Business Combination.

We issued warrants to purchase 11,500,000 Class A Ordinary Shares in connection with the initial public offering and, simultaneously with the closing of the initial public offering, we issued in a private placement an aggregate of 6,000,000 Private Placement Warrants, at $1.00 per warrant. In addition, if our Sponsor or an affiliate of our Sponsor or certain of our officers and directors makes any working capital loans (as defined below in the “Related Party Loans” section), such lender may convert those loans into up to an additional 1,500,000 Private Placement Warrants, at the price of $1.00 per warrant.

To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A Ordinary Shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A Ordinary Shares and reduce the value of the Class A Ordinary Shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Because each unit contains one-half of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other special purpose acquisition companies.

Each unit contains one-half of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole warrants will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A Ordinary Shares to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one ordinary share and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a Business Combination since the warrants will be exercisable in the aggregate for one-third of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We have waived any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum. With respect to any complaint asserting a cause of action arising under the Securities Act or the rules and regulations promulgated thereunder, we note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “Foreign Action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “Enforcement Action”), and (y) having service of process made upon such warrant holder in any such Enforcement Action by service upon such warrant holder’s counsel in the Foreign Action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

An active trading market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

An active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands.

The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Maples and Calder (Cayman) LLP, Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

General Risk Factors

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company incorporated under the laws of the Cayman Islands with no operating results, and we did not commence operations until obtaining funding through the initial public offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial Business Combination. We have no plans, arrangements or understandings with any prospective target business concerning a Business Combination and may be unable to complete our initial Business Combination. If we fail to complete our initial Business Combination, we will never generate any operating revenues.

Past performance by our management team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the company.

Information regarding our management team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, is presented for informational purposes only. Any past experience and performance by our management team, our advisors and their respective affiliates and the businesses with which they have been associated, is not a guarantee that we will be able to successfully identify a suitable candidate for our initial Business Combination, that we will be able to provide positive returns to our shareholders, or of any results with respect to any initial Business Combination we may consummate. You should not rely on the historical experiences of our management team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, as indicative of the future performance of an investment in us or as indicative of every prior investment by each of the members of our management team, our advisors or their respective affiliates. The market price of our securities may be influenced by numerous factors, many of which are beyond our control, and our shareholders may experience losses on their investment in our securities.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined in the section of the IPO registration statement captioned “Taxation - United States Federal Income Tax Considerations - U.S. Holders”) of our Class A Ordinary Shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on the status of an acquired company pursuant to a Business Combination and whether we qualify for the PFIC start-up exception (see the section of the IPO registration statement captioned “Taxation - United States Federal Income Tax Considerations - U.S. Holders - Passive Foreign Investment Company Rules”). Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. In addition, our U.S. counsel expresses no opinion with respect to our PFIC status for any taxable year.

Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules. For a more detailed explanation of the tax consequences of PFIC classification to U.S. Holders, see the section of the IPO registration statement captioned “Taxation - United States Federal Income Tax Considerations - U.S. Holders - Passive Foreign Investment Company Rules.”

An investment our securities may result in uncertain U.S. federal income tax consequences.

An investment in our securities may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the units we issued in our initial public offering, the allocation an investor makes with respect to the purchase price of a unit between the Class A ordinary share and the one-half of one warrant included in each unit could be challenged by the IRS or courts. In addition, the U.S. federal income tax consequences of a cashless exercise of warrants included in the units we issued in our initial public offering is unclear under current law. Finally, it is unclear whether the redemption rights with respect to our Class A Ordinary Shares suspend the running of a U.S. Holder’s (as defined in section of the IPO registration statement titled “Taxation — United States Federal Income Tax Considerations — U.S. Holders”) holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A Ordinary Shares is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividend income” for U.S. federal income tax purposes. See the section of our IPO registration statement titled “Taxation — United States Federal Income Tax Considerations” for a summary of the U.S. federal income tax considerations of an investment in our securities. Investors are urged to consult their own tax advisors with respect to these and other tax consequences when acquiring, owning or disposing of our securities.

We may reincorporate in or transfer by way of continuation to another jurisdiction which may result in taxes imposed on shareholders or warrant holders.

We may, in connection with our initial Business Combination or otherwise, subject to requisite shareholder approval by special resolution under the Companies Act (with respect to which only holders of Class B ordinary shares will have the right to vote), reincorporate in or transfer by way of continuation to the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity (or may otherwise result in adverse tax consequences). We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation or continuance.

After our initial Business Combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial Business Combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

The 1% U.S. federal excise tax on stock buybacks could be imposed on redemptions of our stock if we were to become a “covered corporation” in the future.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, generally imposes a 1% U.S. federal excise tax (the “Excise Tax”) on certain repurchases of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign (i.e., non-U.S.) corporations) occurring on or after January 1, 2023. The Excise Tax is imposed on the repurchasing corporation itself, not its holders from which the stock is repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury (the “Treasury”) has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the Excise Tax. On April 12, 2024, the Treasury published proposed Treasury regulations addressing the Excise Tax. Such proposed Treasury regulations clarify many aspects of the Excise Tax, although the interpretation and operation of certain other aspects of the Excise Tax remain unclear. Although these proposed Treasury regulations are not final, taxpayers generally may rely on them until final Treasury regulations are issued.

However, there can be no assurance that final regulations will not adversely affect the accuracy of the below description of the Excise Tax considerations that may be applicable to us if we were to become a “covered corporation” in the future.

We are currently not a “covered corporation” for purposes of the Excise Tax. Accordingly, we generally would not be subject to the Excise Tax on a redemptions of our stock in connection with an extension of the date by which we must consummate our initial Business Combination or in connection with our liquidation if we fail to consummate our initial Business Combination by such date. If we were to become a “covered corporation” in the future, whether in connection with the consummation of our initial Business Combination with a U.S. company (including if we were to redomicile as a U.S. corporation in connection therewith) or otherwise, whether and to what extent we would be subject to the Excise Tax on a redemption of our stock would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the Excise Tax, (ii) the fair market value of the redemption treated as a repurchase of stock, (iii) the structure of our initial Business Combination, (iv) the nature and amount of any “PIPE” or other equity issuances (whether in connection with our initial Business Combination or otherwise) issued within the same taxable year of a redemption treated as a repurchase of stock and (v) the content of the final Treasury regulations and other guidance from the Treasury addressing the Excise Tax. As noted above, the Excise Tax would be payable by the repurchasing corporation, and not by the redeeming holder. If we were to become a “covered corporation” in the future, the imposition of the Excise Tax on us as a result of redemptions by us could reduce the amount of cash available to pay redemptions or reduce the cash available to the target business in connection with our initial Business Combination, which could cause investors in our securities who do not redeem or the other shareholders of the combined company to economically bear the impact of such Excise Tax.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A Ordinary Shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates is equal to or exceeds $250 million as of the prior June 30th, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals to or exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A Ordinary Shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our amended and restated memorandum and articles of association provide that the courts of the Cayman Islands will be the exclusive forums for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees.

Our amended and restated memorandum and articles of association provide that unless we consent in writing to the selection of an alternative forum, the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with our amended and restated memorandum and articles of association or otherwise related in any way to each shareholder’s shareholding in us, including but not limited to (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of any fiduciary or other duty owed by any of our current or former director, officer or other employee to us or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Companies Act or our amended and restated memorandum and articles of association, or (iv) any action asserting a claim against us governed by the internal affairs doctrine (as such concept is recognized under the laws of the United States of America) and that each shareholder irrevocably submits to the exclusive jurisdiction of the courts of the Cayman Islands over all such claims or disputes.

The forum selection provision in our amended and restated memorandum and articles of association does not apply to actions or suits brought to enforce any liability or duty created by the Securities Act, Exchange Act or any claim for which the federal district courts of the United States of America are, as a matter of the laws of the United States of America, the sole and exclusive forum for determination of such a claim.

Our amended and restated memorandum and articles of association also provide that, without prejudice to any other rights or remedies that we may have, each of our shareholders acknowledges that damages alone would not be an adequate remedy for any breach of the selection of the courts of the Cayman Islands as exclusive forum and that accordingly we shall be entitled, without proof of special damages, to the remedies of injunction, specific performance or other equitable relief for any threatened or actual breach of the selection of the courts of the Cayman Islands as exclusive forum.

This choice of forum provision may increase a shareholder’s cost and limit the shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any of our shares or other securities, whether by transfer, sale, operation of law or otherwise, shall be deemed to have notice of and have irrevocably agreed and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find this type of provisions to be inapplicable or unenforceable, and if a court were to find this provision in our amended and restated memorandum and articles of association to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could have adverse effect on our business and financial performance.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

As a blank check company, we have no operations and therefore do not have any operations of our own that face cybersecurity threats. However, we do depend on the digital technologies of third parties, and as noted in “Item 1A. Risk Factors” of this Form 10-K, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. Our board of directors oversees risk for our Company, and prior to filings with the SEC, our board of directors reviews our risk factors, including the descriptions of the risks we face from cybersecurity threats, as described in “Item 1A. Risk Factors” of this Form 10-K.

Item 2. Properties

Our executive offices are located at 1790 Hughes Landing Blvd., The Woodlands, Texas 77380. Our executive offices are provided to us by an affiliate of our Sponsor, and we have agreed to pay such affiliate of our Sponsor up to $20,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our units, Class A Ordinary Shares, and warrants are listed on the NYSE American under the symbols “GRAF.U,” “GRAF” and “GRAF WS”, respectively.

Holders

As of March 13, 2025, there was 1 holder of record of our units, 1 holder of record of our Class A Ordinary Shares, 4 holders of record of our Class B ordinary shares, and 3 holders of record of our warrants.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial conditions subsequent to completion of an initial Business Combination. The payment of any cash dividends subsequent to an initial Business Combination will be within the discretion of our board of directors at such time. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Offerings

Unregistered Sales

In November 2021, Graf Global Sponsor LLC, our Sponsor, purchased an aggregate of 7,187,500 of our Class B ordinary shares in exchange for a capital contribution of $25,000 at an average purchase price of approximately $0.003 per share. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. On February 8, 2024, our Sponsor surrendered 1,437,500 Founder Shares for no consideration, resulting in our Sponsor holding 5,750,000 Founder Shares. All share and per-share amounts have been retroactively restated to reflect the share capitalization. The number of Founder Shares outstanding was determined based on the expectation that the total size of the initial public offering would be a maximum of 23,000,000 units if the underwriters’ over-allotment option is exercised in full and therefore that such Founder Shares would represent 20% of the outstanding shares after the initial public offering.

Our Sponsor is an accredited investor for purposes of Rule 501 of Regulation D. Each of the equity holders in our Sponsor is an accredited investor under Rule 501 of Regulation D. The sole business of our Sponsor is to act as the company’s Sponsor in connection with the initial public offering. The limited liability company agreement of our Sponsor provides that its membership interests may only be transferred to our officers or directors or other persons affiliated with our Sponsor, or in connection with estate planning transfers.

Our Sponsor and Cantor have purchased an aggregate of 6,000,000 Private Placement Warrants for an aggregate purchase price of $6,000,000 or $1.00 per warrant. Of those 6,000,000 Private Placement Warrants, our Sponsor purchased 4,000,000 Private Placement Warrants and Cantor purchased 2,000,000 Private Placement Warrants.

This purchase took place on a private placement basis simultaneously with the completion of our initial public offering. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds

On June 25, 2024, our registration statement on Form S-1 (File No. 333-279889) was declared effective by the SEC for our initial public offering in which we sold an aggregate of 23,000,000 Units at an offering price of $10.00 per Unit, including 3,000,000 Units as a result of the underwriters’ full exercise of its over-allotment option, generating gross proceeds of $230,000,000.

Transaction costs amounted to $14,455,519, consisting of $4,000,000 of cash underwriting fees, $9,800,000 of deferred underwriting fees payable upon the consummation of our initial Business Combination, and $655,519 of other offering costs.

Of the net proceeds from the initial public offering and simultaneous private placement, $230,000,000 was deposited into the Trust Account, and $1,160,185 was available for working capital. There has been no material change in the planned use of proceeds from our Public Offering as described in our final prospectus dated June 25, 2024, which was filed with the SEC.

As of December 31, 2024, after giving effect to our initial public offering and our operations subsequent thereto, approximately $235,764,764 was held in the Trust Account, and we had approximately $479,628 of unrestricted cash available to us for our activities in connection with identifying and consummating an initial Business Combination, and for general corporate matters.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Form 10-K.

Overview

We are a blank check company incorporated in the Cayman Islands on November 17, 2021 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses that the Company has not yet identified. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 17, 2021 (inception) through December 31, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2024, we had a net income of $5,233,485, which consists of interest income on cash held in the Trust Account of $5,764,764, offset by operating costs of $531,279.

For the year ended December 31, 2023, we had a net loss of $3,151, which consists of formation and operational costs of $3,151.

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

For the year ended December 31, 2024, cash used in operating activities was $912,010. Net income of $5,233,485 was affected by payment of operation costs through promissory note of $32,151 and interest earned on cash held in the Trust Account of $5,764,764. Changes in operating assets and liabilities used $412,882 of cash for operating activities.

For the year ended December 31, 2023, cash used in operating activities was $0. Net loss of $3,151 was affected by payment of operation costs through promissory note of $2,898. Changes in operating assets and liabilities used $253 of cash for operating activities.

As of December 31, 2024, we had cash held in the Trust Account of $235,764,764 (including approximately $5,764,764 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2024, we had cash of $479,628. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with our assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of December 31, 2024, we may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Management plans to address this uncertainty through a Business Combination. If a Business Combination is not consummated by the end of the Combination Period, currently June 27, 2026, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the liquidity condition raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should be required to liquidate after the Combination Period. We intend to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that we will be able to consummate any Business Combination by the end of the Combination Period.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor $20,000 per month for office space, utilities and secretarial and administrative support services provided to members of the management team. We began incurring these fees on June 25, 2024 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. For the years ended December 31, 2024 and 2023, the Company incurred and paid $124,000 and $0 in fees in administrative support services fee, respectively.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management consider in formulating its estimated, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of December 31, 2024, we did not have any critical accounting estimates to be disclosed.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of Accounting Standards Codification 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A Ordinary Shares and Class B Ordinary Shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period. Basic net income (loss) per share attributable to ordinary shareholders is adjusted for potentially dilutive impact of outstanding warrants to determine diluted net income (loss) per share attributable to ordinary shareholders. However, because the warrants are anti-dilutive, diluted income (loss) per ordinary share is the same as basic income (loss) per ordinary share for the periods presented.

Recent Accounting Standards

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Form 10-K and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did maintain effective internal control over financial reporting as of December 31, 2024.

This Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance Officers and Directors

Our executive officers and directors are as follows:

NAME	AGE	POSITION
James A. Graf	60	Chief Executive Officer, Chief Financial Officer and Director
Louis Bélanger-Martin	54	Director
Kenneth Weinstein	62	Director
Fred S. Zeidman	78	Director

James A. Graf has served as our Chief Executive Officer, Chief Financial Officer and Director since November 2021, and as Interim Chief Financial Officer of NKGen Biotech, Inc. since October 2023. Mr. Graf served as an independent director of Catcha Investment Corp, a blank check company, from February 2021 through the completion of its business combination with Crown LNG Holdings Limited in July 2024. Previously, Mr. Graf served as the Chief Executive Officer of GRAF IV, a blank check company, from its inception in January 2021 through the completion of its initial business combination with NKGen in September 2023. Mr. Graf served as the Chief Executive Officer and director of GRAF I, a blank check company, from June 2018 through the completion of its initial business combination with Velodyne in September 2020 and served as an independent director of Velodyne from September 2020 until February 2021. Mr. Graf also served as a non-independent director of Platinum Eagle from January 2018 through the completion of its business combination with Target Logistics Management, LLC and RL Signor Holdings, LLC in March 2019. Mr. Graf served as the Vice President, Chief Financial Officer and Treasurer of Double Eagle from its inception in June 2015 through its business combination with Williams Scotsman (KNA WillScot Mobile Mini Holdings Corp.) in November 2017. He served as Vice President, Chief Financial Officer, Treasurer and Secretary of Silver Eagle from its inception in April 2013 through Silver Eagle’s business combination with VDTH, and he served as Vice President, Chief Financial Officer, Treasurer and Secretary of Global Eagle from its inception in February 2011 to its business combination with Row 44 and AIA in January 2013. Subsequently, Mr. Graf served as Vice Chairman of Global Entertainment AG, the holding company for GEE’s publicly listed German subsidiary, AIA from 2013 to 2014 and Special Advisor to GEE in 2013. He served as a Special Advisor to VDTH from 2015 to 2016. From 2008 to 2011, Mr. Graf served as Managing Director of TC Capital Ltd., an investment bank in Singapore. From 2007 to 2008, Mr. Graf was engaged as a consultant to provide financial advisory services to Metro- Goldwyn-Mayer, Inc. In 2001, Mr. Graf founded and became the Chief Executive Officer of Praedea Solutions, Inc., an enterprise software company with operations in the United States, Malaysia and Ukraine. The assets of Praedea Solutions, Inc. were sold in 2006 to Mergent Inc., a wholly-owned subsidiary of Xinhua Finance Ltd. and renamed Mergent Data Technology, Inc., where Mr. Graf continued to serve as Chief Executive Officer from 2006 to 2007. Praedea Solutions Inc. was renamed PSI Capital Inc. and currently serves as an investment holding company for Mr. Graf’s private investments, where Mr. Graf continues to serve as the Chief Executive Officer. Prior to founding Praedea, Mr. Graf was a Managing Director at Merrill Lynch in Singapore from 1998 to 2000 and a consultant to Merrill Lynch in 2001. From 1996 to 1998, Mr. Graf served as a director and then Managing Director and President of Deutsche Bank’s investment banking entity in Hong Kong, Deutsche Morgan Grenfell (Hong Kong) Ltd. From 1993 to 1996, he was a Vice President at Smith Barney in Hong Kong and Los Angeles. From 1987 to 1993, Mr. Graf was an analyst and then associate at Morgan Stanley in New York, Los Angeles, Hong Kong and Singapore. Mr. Graf received a Bachelor of Arts degree from the University of Chicago in 1987. We believe that Mr. Graf’s extensive business background and SPAC experience qualifies him to serve on our board of directors.

Louis Bélanger-Martin, CPA, has served on our board of directors since June 25, 2024. Mr. Bélanger-Martin has over 30 years of management, financial and business development experience. Since 2020, he has been Chief Financial Officer of Smize & Dream, a fast-growing super-premium, all-natural ice cream business he founded together with Tyra Banks, with whom he also worked on the development of the ModelLand location-based entertainment concept in Santa Monica, CA. Since 1996, Mr. Bélanger-Martin has been Co-Founder and Partner of Group W Inc., a multi-industry private equity firm. Mr. Bélanger-Martin was Vice Chairman of the board of Global Eagle Entertainment from 2013 to 2016 after completing the merger of AIA, with Global Eagle Acquisition Corp. a special purpose acquisition company, in 2013. He served as AIA’s Chief Executive Officer from 2011 to 2013. From 1995 to 2010, Mr. Bélanger-Martin served as Chief Executive Officer of DTI Software, a provider of in-flight entertainment software and services, which he co-founded and which was sold to AIA in 2008. Mr. Bélanger-Martin has been a director of Sonifi Solutions, Inc. (formerly LodgeNet), a privately held interactive content and connectivity solutions provider, and Hybrid Paytech World Inc., a mobile credit, debit and ecouponing company that is publicly listed on The Canadian Securities Exchange. Other roles have included Strategic Advisor at the One Web constellation of low earth orbit satellites in 2019-2020 and board member of e2ip Technologies in 2016-2019. Mr. Bélanger-Martin is a certified management accountant and Canadian CPA. Mr. Bélanger-Martin received a BA in business administration from École des sciences de la gestion (ESG UQAM) in Montreal, a law certificate from University of Montreal in 1994, certification as a member of the Certified Management Accountants of Canada in 1996, and a Harvard Business School executive education program on effective corporate boards in 2013. We believe Mr. Bélanger-Martin is qualified to serve on our board of directors due to his extensive experience as a Chief Executive Officer, as someone who sold his company into a SPAC and as a certified management accountant.

Kenneth Weinstein, PhD, has served on our board of directors since June 25, 2024. Dr. Weinstein is currently the Japan Chair at the Hudson Institute and Chair and CEO of the Indo-Pacific Forum, an organization he co-founded in 2022 with the late Japanese Prime Minister, Shinzo Abe, to promote concrete initiatives to enhance connectivity, resilience, security and prosperity in the free and open Indo-Pacific. He joined Hudson in 1991, was appointed Chief Executive Officer in June 2005, was named president and Chief Executive Officer in March 2011 and maintained those positions through 2020. Under his leadership, Hudson grew significantly in size, prominence, visibility and impact, recruiting top-flight talent and advising officials around the globe. From 2017 until 2020, Dr. Weinstein chaired the Broadcasting Board of Governors, the oversight body for US Agency for Global Media, and was Chair of Radio Free Europe/Radio Liberty, Radio Free Asia, Middle East Broadcasting and the Open Technology Fund. He previously was a member of the National Humanities Council, the governing body of the National Endowment for the Humanities. Dr. Weinstein served, from 2018 to 2023, on the Advisory Committee on Trade Policy and Negotiations, which provides counsel on trade agreements to the United States Trade Representative. In March 2020, he was nominated to serve as US ambassador to Japan. His nomination was reported unanimously out of the Senate Foreign Relations Committee in September 2020, but his nomination expired with the end of the 116th Congress. Dr. Weinstein has written widely for publications in the United States, Europe and Asia, including the Wall Street Journal, Le Monde and the Yomiuri Shimbun. In 2006, he was decorated with a knighthood in arts and letters by the government of France. He serves on the boards of nonprofit organizations in the United States and Europe. Dr. Weinstein earned his BA in General Studies in the Humanities from the University of Chicago, DEA in Soviet and Eastern European studies from Institut d’Etudes Politiques de Paris and PhD in Government from Harvard University. We believe Dr. Weinstein is well qualified to serve on our board of directors due to his vast company leadership background and experience as chair and board member of various organizations.

Fred S. Zeidman has served on our board of directors since June 25, 2024. Mr. Zeidman served as Chairman of Good Works II Acquisition Corp. from February 2021 through March 2023. He served as Chief Executive Officer and Co-Chairman of Good Works Acquisition Corp. from June 2020 until the merger with Cipher Mining in August 2021. Mr. Zeidman served as Chairman of Gordian Group LLC, a U.S. investment bank specializing in board level advice in complex financial matters from December 2014 through February 2021 and is currently Chairman of WoodRock & Co. Over the course of his distinguished 50-year career, Mr. Zeidman has served in a number of high-profile executive roles. He is also a director of Bluejay Diagnostics, Inc. (NASDAQ: BJDX), Camber Energy, Inc. (NYSE American: CEI) and Prosperity Bank in Houston. His leadership roles have included: Chairman of the Board and Chief Executive Officer of Unibar Corporation, the largest domestic independent drilling fluids company, until its sale to Anchor Drilling Fluids in 1992, President and Chief Executive Officer of Crown Services (1992 until its sale to ARS in1994), President and Chief Executive Officer of Intersystems, President and Chief Executive Officer of Interpak Systems (March 2002 to December 2007), Chairman, Chief Executive Officer and President of Seitel, Inc. (June 2002 until the sale of the company in February 2007), a Houston-based onshore seismic data provider where he was instrumental in the successful turnaround of the Company, Chief Bankruptcy Trustee of AremisSoft Corp. (1999-2002), Chief Restructuring Officer of TransMeridian Exploration Inc. (August 2009 until the sale in November 2009), a Director of the REMA subsidiary of NRG Energy, Lead Director of Straight Path Communications (July 2013 until its sale to Verizon Corp. in May 2017), and CFO of the Texas Heart Institute where he led a complex financial restructuring and assisted in the integration of St. Luke’s Episcopal Hospital System and Baylor College of Medicine into Catholic Health Initiatives. Mr. Zeidman was appointed Chairman of the US Holocaust Memorial Council by President George W. Bush in 2002, and served until 2010, and he was reappointed to the Council by President Donald Trump in 2019. He was Chairman of the University of Texas Health Science System Houston. Mr. Zeidman was a Director of the Texas Heart Institute. He is on the board of the Development Corp of Israel (Israel Bonds) and served on the Board and Executive Committee of the National World War II Museum. Mr. Zeidman holds a Bachelor’s degree from Washington University in St. Louis and a Master’s in Business Administration from New York University. We believe that Mr. Zeidman is well qualified to serve on our board of directors due to his extensive leadership, restructuring and corporate finance experience as well as his extensive relationships in the investing, investment banking and restructuring businesses.

Number and Terms of Office of Officers and Directors

Our board of directors consists of four members. Our board is divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. The term of office of the first class of directors, consisting of James Graf, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Fred Zeidman and Kenneth Weinstein, will expire at our second annual meeting of shareholders. The term of office of the third class of directors consisting of Louis Bélanger-Martin, will expire at our third annual meeting of shareholders. We may not hold an annual meeting of shareholders until after we consummate our initial Business Combination. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board, or by a majority of the holders of our ordinary shares. Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Each of our audit committee, our compensation committee and our nominating and corporate governance committee are composed solely of independent directors. Subject to phase-in rules, the rules of the NYSE American and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of the NYSE American require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that was approved by our board and has the composition and responsibilities described below. The charter of each committee is available as an exhibit to this Form 10-K.

Audit Committee

The members of our audit committee are Louis Bélanger-Martin, Kenneth Weinstein and Fred Zeidman, each of whom meet the independent director standard under NYSE American listing standards and under Rule 10-A-3(b)(1) of the Exchange Act. Mr. Bélanger-Martin serves as chairperson of the audit committee.

Each member of the audit committee is financially literate and our board of directors has determined that each of Mr. Bélanger-Martin, Mr. Zeidman and Dr. Weinstein qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

The members of our compensation committee are Louis Bélanger-Martin, Kenneth Weinstein and Fred Zeidman. Under the NYSE American listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Mr. Bélanger-Martin, Dr. Weinstein and Mr. Zeidman are independent and Dr. Weinstein chairs the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer based on such evaluation;
●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, other than the payment of $20,000 per month to our Sponsor for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial Business Combination. Accordingly, it is likely that prior to the consummation of an initial Business Combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial Business Combination.

The compensation committee charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser.

However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE American and the SEC.

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance are Louis Bélanger-Martin, Kenneth Weinstein and Fred Zeidman and Mr. Zeidman serves as chair of the nominating and corporate governance committee.

We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for appointment at the annual general meeting of shareholders or to fill vacancies on the board of directors;
●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;
●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and
●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The nominating and corporate governance committee charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial Business Combination, holders of our Public Shares will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Code of Business Conduct and Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics as an exhibit to the registration statement in connection with our IPO. You are able to review this document by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics and the charters of the committees of our board of directors can be provided without charge upon request from us. If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or NYSE American rules, we will disclose the nature of such amendment or waiver in a Current Report on Form 8-K.

Insider Trading Policy

We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of the Company’s securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations (the “Insider Trading Policy”). It is also the policy of the Company to comply with all applicable securities laws when transacting in its own securities. A copy of our Insider Trading Policy is attached as an exhibit to this Form 10-K.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial Business Combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11. Executive Compensation.

None of our executive officers or directors has received any cash compensation for services rendered. We will reimburse our Sponsor, for office space, secretarial and administrative services provided to members of our management team in an amount not to exceed $20,000 per month in the event such space and/or services are utilized and we do not pay directly for such services. No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our Sponsor, officers and directors, or any affiliate of theirs, for services rendered prior to, or for any services rendered in order to effectuate, the consummation of our initial Business Combination (regardless of the type of transaction that it is). However, these individuals will be entitled to certain payments including, but not limited to, reimbursement for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Additionally, these individuals will be eligible to receive a transfer or reallocation of Founder Shares for any extraordinary services rendered in order to identify or effectuate the consummation of our initial Business Combination. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial Business Combination.

After the completion of our initial Business Combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial Business Combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial Business Combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial Business Combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 13, 2025, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;
●	each of our officers and directors; and
●	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect beneficial ownership of the Public Warrants or Private Placement Warrants as these warrants are not exercisable within 60 days of the date of this Form 10-K.

We have based our calculation of the percentage of beneficial ownership on 23,000,000 Class A Ordinary Shares and 5,750,000 Class B ordinary shares issued and outstanding as of March 13, 2025.

	NUMBER OF CLASS A	NUMBER OF CLASS B
	ORDINARY	ORDINARY	APPROXIMATE
	SHARES	SHARES	PERCENTAGE OF
	BENEFICIALLY	BENEFICIALLY	TOTAL VOTING
NAME AND ADDRESS OF BENEFICIAL OWNER(1)	OWNED	OWNED(2)	POWER
Directors, Executive Officers and Founders
James A. Graf(3)	—	5,660,000	19.69%
Louis Bélanger-Martin	—	30,000	*
Kenneth Weinstein	—	30,000	*
Fred S. Zeidman	—	30,000	*
All executive officers, directors and director as a group (4 individuals)	—	5,750,000	20.00%
Five Percent Holders	—	—	—
Graf Global Sponsor, LLC(3)	—	5,660,000	19.69%
Linden Capital L.P.(4)	1,500,000	—	5.22%
Highbridge Capital Management, LLC(5)	1,500,000	—	5.22%
Magnetar Financial LLC(6)	1,633,500	—	5.68%
The Goldman Sachs Group, Inc.(7)	1,759,690	—	6.12%
First Trust Merger Arbitrage Fund(8)	1,876,481	—	6.53%
Polar Asset Management Partners Inc.(9)	1,500,000	—	5.22%
AQR Capital Management, LLC(10)	1,573,974	—	5.47%
Barclays PLC(11)	1,471,919	—	5.12%

*Less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Graf Global Corp., 1790 Hughes Landing Blvd., Suite 400, The Woodlands, Texas 77380.
(2)	Interests shown consist solely of Founder Shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of our initial Business Combination, or earlier at the option of the holders thereof, on a one-for-one basis, subject to adjustment.
(3)	Graf Global Sponsor LLC is the record holder of the shares reported herein. James A. Graf is the sole managing member of Graf Global Sponsor LLC. James A. Graf has voting and investment discretion with respect to the ordinary shares held of record by Graf Global Sponsor LLC.
(4)	According to a Schedule 13G filed with the SEC on July 8, 2024 on behalf of Linden Capital L.P. (“Linden Capital”), Linden GP LLC (“Linden GP”), Linden Advisors LP (“Linden Advisors”), and Siu Min (Joe) Wong (“Mr. Wong”) with respect to shares held for the account of Linden Capital and one or more separately managed accounts (the “Managed Accounts”). Linden GP is the general partner of Linden Capital and, in such capacity, may be deemed to beneficially own the shares held by Linden Capital. Linden Advisors is the investment manager of Linden Capital and trading advisor or investment advisor for the Managed Accounts. Mr. Wong is the principal owner and controlling person of Linden Advisors and Linden GP. In such capacities, Linden Advisors and Mr. Wong may each be deemed to beneficially own the shares held by each of Linden Capital and the Managed Accounts. The principal business address for Linden Capital is Victoria Place, 31 Victoria Street, Hamilton HM10, Bermuda. The principal business address for each of Linden Advisors, Linden GP and Mr. Wong is 590 Madison Avenue, 15th Floor, New York, New York 10022.
(5)	According to a Schedule 13G filed with the SEC on October 25, 2024 by Highbridge Capital Management, LLC (“Highbridge”). Highbridge is the investment advisor to certain funds and accounts (the “Highbridge Funds”) which directly hold Class A Ordinary Shares, and accordingly may be deemed to beneficially own 1,500,000 of the Company’s Class A Ordinary Shares. The business address for Highbridge is 277 Park Avenue, 23rd Floor, New York, New York 10172
(6)	According to a Schedule 13G filed with the SEC on November 6, 2024 by Magnetar Financial LLC (“Magnetar Financial”), Magnetar Capital Partners LP (“Magnetar Capital Partners”), Supernova Management LLC (“Supernova Management”) and David J. Snyderman (“Mr. Snyderman”) with respect to shares held for Magnetar Constellation Master Fund, Ltd (“Constellation Master Fund”) Magnetar Xing He Master Fund Ltd (“Xing He Master Fund”), Magnetar SC Fund Ltd (“SC Fund”), Purpose Alternative Credit Fund Ltd (“Purpose Credit Fund”), Magnetar Structured Credit Fund, LP (“Structured Credit Fund”), Magnetar Alpha Star Fund LLC (“Alpha Star Fund”), Magnetar Lake Credit Fund LLC (“Lake Credit Fund”), Purpose Alternative Credit Fund - T LLC (“Purpose Credit Fund – T”), collectively (the “Magnetar Funds”). Magnetar

Financial serves as the investment adviser to the Magnetar Funds, and as such, Magnetar Financial exercises voting and investment power over the shares held for the Magnetar Funds’ accounts. Magnetar Capital Partners serves as the sole member and parent holding company of Magnetar Financial. Supernova Management is the general partner of Magnetar Capital Partners. The manager of Supernova Management is Mr. Snyderman. The address of the principal business office of each of Magnetar Financial, Magnetar Capital Partners, Supernova Management, and Mr. Snyderman is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.
(7)	According to the Schedule 13G/A filed with the SEC on February 12, 2025 by The Goldman Sachs Group, Inc. and Goldman Sachs & Co., LLC. The securities owned by Goldman Sachs Group, Inc., as a parent holding company, are owned or may be deemed to be beneficially owned by Goldman Sachs & Co. LLC, a broker dealer registered under Section 15 of the Securities Act and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940. The business address for Goldman Sachs Group, Inc. and Goldman Sachs & Co. LLC is 200 West Street, New York, New York 10282.
(8)	According to a Schedule 13G filed with the SEC on November 14, 2024 by First Trust Merger Arbitrage Fund (“VARBX”), First Trust Capital Management L.P. (“FTCM”), First Trust Capital Solutions L.P. (“FTCS”), and FTCS Sub GP LLC (“Sub GP”). FTCM, an investment adviser registered with the SEC that provides investment advisory services to, among others, (i) series of Investment Managers Series Trust II, an investment company registered under the Investment Company Act of 1940, specifically First Trust Multi-Strategy Fund and VARBX, (ii) First Trust Alternative Opportunities Fund, an investment company registered under the Investment Company Act of 1940, and (iii) Highland Capital Management Institutional Fund II, LLC, a Delaware limited liability company (collectively, the “Client Accounts”). As investment adviser to the Client Accounts, FTCM has the authority to invest the funds of the Client Accounts in securities (including Ordinary Shares of the Issuer) as well as the authority to purchase, vote and dispose of securities, and may thus be deemed the beneficial owner of any shares of the Issuer’s Ordinary Shares held in the Client Accounts. As of September 30, 2024, VARBX owned 1,876,481 shares of the outstanding Ordinary Shares of the Issuer, while FTCM, FTCS and Sub GP collectively owned 2,098,916 shares of the outstanding Ordinary Shares of the Issuer. FTCS and Sub GP may be deemed to control FTCM and therefore may be deemed to be beneficial owners of the Ordinary Shares reported in this Schedule 13G. No one individual controls FTCS or Sub GP. FTCS and Sub GP do not own any Ordinary Shares of the Issuer for their own accounts. The principal business address of FTCM, FTCS and Sub GP is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606. The principal business address of VARBX is 235 West Galena Street, Milwaukee, WI 53212.
(9)	According to a Schedule 13G filed with the SEC on November 14, 2024 by Polar Asset Management Partners Inc. (“Polar Asset Management Partners”). Polar Asset Management Partners serves as the investment advisor to Polar Multi-Strategy Master Fund (“PMSMF”) with respect to the shares and warrants directly held by PMSMF. The principal business address of Polar Asset Management Partners is 16 York Street, Suite 2900, Toronto, ON, Canada.
(10)	According to a Schedule 13G filed with the SEC on November 14, 2024 on behalf of AQR Capital Management, LLC, AQR Capital Management Holdings, LLC, and AQR Arbitrage, LLC. AQR Capital Management, LLC is a wholly owned subsidiary of AQR Capital Management Holdings, LLC. AQR Arbitrage, LLC is deemed to be controlled by AQR Capital Management, LLC. The principal business address of all three entities is One Greenwich Plaza, Greenwich, CT 06830.
(11)	According to a Schedule 13G filed with the SEC on February 7, 2025 on behalf of Barclays PLC. The principal business address of Barclays PLC is 1 Churchill Place, London.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Founder Shares

In November 2021, our Sponsor paid $25,000, or approximately $0.003 per share, to cover certain expenses on our behalf in consideration of 7,187,500 Founder Shares. On February 8, 2024, our Sponsor surrendered 1,437,500 Founder Shares for no consideration, resulting in our Sponsor holding 5,750,000 Founder Shares. On June 7, 2024, our Sponsor transferred 30,000 Founder Shares to each of the Company’s three independent directors (an aggregate of 90,000 Founder Shares), resulting in our Sponsor holding 5,660,000 Founder Shares. All share and per-share amounts have been retroactively restated to reflect the share capitalization. The number of Founder Shares outstanding was determined based on the expectation that the total size of the initial public offering would be a maximum of 23,000,000 units if the underwriters’ over-allotment option is exercised in full, and therefore that such Founder Shares would represent 20% of the outstanding shares after the initial public offering.

Private Placement Warrants

Our Sponsor and Cantor purchased an aggregate of 6,000,000 Private Placement Warrants for an aggregate purchase price of $6,000,000, or $1.00 per warrant, in a private placement that occurred simultaneously with the closing of the initial public offering. Of those 6,000,000 Private Placement Warrants, our Sponsor purchased 4,000,000 Private Placement Warrants and Cantor purchased 2,000,000 Private Placement Warrants. The Private Placement Warrants are identical to the warrants sold as part of the units in the initial public offering except that, so long as they are held by our Sponsor or its permitted transferees, (i) may not (including the underlying securities), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial Business Combination, (ii) and will be entitled to registration rights and (iii) with respect to Private Placement Warrants held by Cantor and/or its respective designees, will not be exercisable more than five years from the commencement of sales in the initial public offering in accordance with FINRA Rule 5110(g)(8). A portion of the purchase price of the Private Placement Warrants were added to the proceeds from the initial public offering to be held in the Trust Account such that $230,000,000 is held in the Trust Account. If we do not complete our initial Business Combination within the Completion Window, the Private Placement Warrants will expire worthless. The Private Placement Warrants and Private Placement Warrants are subject to the transfer restrictions described above. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the units being sold in the initial public offering.

Administrative Services Agreement

We currently utilize office space at 1790 Hughes Landing Blvd., Suite 400, The Woodlands, Texas 77380 from our Sponsor. We consider our current office space adequate for our current operations. We pay our Sponsor (and/or its affiliates or designees) an aggregate of up to $20,000 per month for office space, secretarial, administrative and support services provided to us and members of our management team. Upon completion of our initial Business Combination or our liquidation, we well cease paying these monthly fees.

No compensation of any kind, including finder’s and consulting fees, will be paid by the company to our Sponsor, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial Business Combination without shareholder approval. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete an initial Business Combination, we would repay such loaned amounts. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercisability and exercise price. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

Any of the foregoing payments to our Sponsor, repayments of loans from our Sponsor or repayments of working capital loans prior to our initial Business Combination will be made using funds held outside the Trust Account.

After our initial Business Combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial Business Combination, as applicable, as it will be up to the directors of the post- combination business to determine executive and director compensation.

Registration Rights Agreement

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans (and any ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the working capital loans), will be entitled to registration rights pursuant to a registration rights agreement signed upon the consummation of the Initial Public Offering. These holders will be entitled to certain demand and “piggyback” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be converted into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2024, the Company had no borrowings under the Working Capital Loans.

Item 14. Principal Accounting Fees and Services.

The firm of WithumSmith+Brown, PC (“Withum”) acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. For the year ended December 31, 2024 and 2023, fees for our independent registered public accounting firm were approximately $122,200 and $18,200, respectively for the services Withum performed in connection with our Initial Public Offering and the audit of our December 31, 2024 financial statements included in this Form 10-K.

Audit-Related Fees. For the year ended December 31, 2024 and 2023, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements, respectively.

Tax Fees. For the year ended December 31, 2024 and 2023, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning, respectively.

All Other Fees. For the year ended December 31, 2024 and 2023, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above, respectively.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Form 10-K.

Exhibit Index

Number	Description
1.1

Underwriting Agreement, dated June 25, 2024, by and between the Company and Cantor Fitzgerald & Co., as representative of the underwriters (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-42142), filed with the SEC on June 28, 2024).

3.1

Amended and Restated Memorandum and Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-42142), filed with the SEC on June 28, 2024).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Amended Registration Statement on Form S-1 (File No. 333-279889), filed with the SEC on June 20, 2024).
4.2

Specimen Class A Ordinary Shares Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-279889), filed with the SEC on June 20, 2024).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-279889), filed with the SEC on June 20, 2024).
4.4

Warrant Agreement, dated June 25, 2024, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-42142), filed with the SEC on June 28, 2024).

4.5*	Description of Securities.
10.1

Letter Agreement, dated June 25, 2024, by and among the Registrant, Graf Global Sponsor LLC and each of the executive officers and directors of Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-42142), filed with the SEC on June 28, 2024).

10.2

Investment Management Trust Agreement, dated June 25, 2024, by and between the Registrant and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-42142), filed with the SEC on June 28, 2024).

10.3

Registration Rights Agreement, dated June 25, 2024, by and among the Registrant, Graf Global Sponsor LLC and the other holders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-42142), filed with the SEC on June 28, 2024).

10.4

Securities Subscription Agreement, dated as of November 20, 2021, by and between the Registrant and Graf Global Sponsor LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-279889), filed with the SEC on June 18, 2024).

10.5

Private Placement Warrants Purchase Agreement, dated June 25, 2024, by and between the Registrant and Graf Global Sponsor LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-42142), filed with the SEC on June 28, 2024).

10.6

Private Placement Warrants Purchase Agreement, dated June 25, 2024, by and between the Company and Cantor, Fitzgerald & Co. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-42142), filed with the SEC on June 28, 2024).

10.7	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-279889), filed with the SEC on June 20, 2024).
10.8

Administrative Services Agreement, dated June 25, 2024, by and between the Company and Graf Global Sponsor LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 001-42142), filed with the SEC on June 28, 2024).

19.1*	Insider Trading Policy.
24.1*	Power of Attorney (included on the signature pages herein).
31.1*

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Policy relating to the recovery of erroneously awarded compensation.
99.1*	Audit Committee Charter.
99.2*	Compensation Committee Charter.
99.3*	Nominating and Corporate Governance Committee Charter.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)
*	Filed herewith.
**	Furnished herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAF GLOBAL CORP.

	By:	/s/ James A. Graf
	Name:	James A. Graf
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal executive officer and principal financial and accounting officer)
Dated: March 13, 2025

POWER OF ATTORNEY

Each of the undersigned, whose signature appears below, hereby constitutes and appoints James A. Graf his or her true and lawful attorney-in-fact, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments including post-effective amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC, hereby ratifying and confirming all that said attorney-in-fact or his substitute, each acting alone, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Act of 1933, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ James A. Graf	Chief Executive Officer, Chief Financial Officer and Director	March 13, 2025
James A. Graf	(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

/s/ Louis Bélanger-Martin	Director	March 13, 2025
Louis Bélanger-Martin

/s/ Kenneth Weinstein	Director	March 13, 2025
Kenneth Weinstein

/s/ Fred S. Zeidman	Director	March 13, 2025
Fred S. Zeidman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Graf Global Corp.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Graf Global Corp. (the “Company”) as of December 31, 2024 and 2023 and the related statements of operations, changes in shareholders’ deficit, and cash flow for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flow for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by June 29, 2026, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2021.

New York, New York

March 13, 2025

PCAOB ID Number 100

GRAF GLOBAL CORP.

BALANCE SHEETS

	December 31, 2024	December 31, 2023

Assets
Current assets
Cash	$479,628	$	―
Prepaid expenses	237,465		―
Total current assets	717,093		―
Long-term prepaid insurance	109,710		—
Cash held in Trust Account	235,764,764		―
Total Assets	$236,591,567	$	―

Liabilities and Shareholders’ Deficit
Current liabilities
Accrued offering costs	$85,000	$	―
Note payable – related party	―		5,692
Accrued expenses	84,690		150,397
Total current liabilities	169,690		156,089
Deferred underwriting fee	9,800,000		―
Total Liabilities	9,969,690		156,089

Commitments (Note 6)
Class A ordinary shares subject to possible redemption, 23,000,000 and 0 shares at redemption value of approximately $10.25 and $0 per share as of December 31, 2024 and 2023, respectively	235,764,764		―

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2024 and 2023	—		—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; none issued or outstanding (excluding 23,000,000 and 0 shares subject to possible redemption) as of December 31, 2024 and 2023, respectively	—		—
Class B ordinary shares, $0.0001 par value; 80,000,000 shares authorized; 5,750,000 shares issued and outstanding as of December 31, 2024 and 2023, respectively	575		575
Additional paid-in capital	—		24,425
Accumulated deficit	(9,143,462)		(181,089)
Total Shareholders’ Deficit	(9,142,887)		(156,089)
Total Liabilities and Shareholders’ Deficit	$236,591,567	$	―

The accompanying notes are an integral part of these financial statements.

GRAF GLOBAL CORP.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2024	2023
Operating and formation costs	$531,279	$3,151
Loss from operations	(531,279)	(3,151)

Other income:
Interest earned on cash held in Trust Account	5,764,764	―
Total other income	5,764,764	―

Net income (loss)	$5,233,485	$(3,151)

Weighted average shares outstanding of Class A ordinary shares	11,783,562	―
Basic and diluted net income per ordinary share, Class A ordinary shares	$0.30	$0.00

Weighted average shares outstanding of Class B ordinary shares	5,384,247	5,000,000
Basic and diluted net income (loss) per ordinary share, Class B ordinary shares	$0.30	$(0.00)

The accompanying notes are an integral part of these financial statements.

GRAF GLOBAL CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Class A Ordinary Shares			Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount		Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2022	—		$—	5,750,000	$575	$24,425	$(177,938)	$(152,938)

Net loss	—		—	—	—	—	(3,151)	(3,151)

Balance – December 31, 2023	―		―	5,750,000	575	24,425	(181,089)	(156,089)

Sale of 6,000,000 Private Placement Warrants	―		―	—	—	6,000,000	—	6,000,000

Fair value of Public Warrants at issuance	—		—	―	―	920,000	—	920,000

Allocated value of transaction costs	―		―	—	—	(74,421)	—	(74,421)

Accretion for Class A ordinary shares to redemption amount	―		―	—	—	(6,870,004)	(14,195,858)	(21,065,862)

Net income	—		—	—	—	—	5,233,485	5,233,485

Balance – December 31, 2024	―	$	―	5,750,000	$575	$ ―	$(9,143,462)	$(9,142,887)

The accompanying notes are an integral part of these financial statements.

GRAF GLOBAL CORP.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$5,233,485	$(3,151)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of operation costs through promissory note	32,151	2,898
Interest earned on cash held in Trust Account	(5,764,764)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(237,465)	—
Long-term prepaid insurance	(109,710)	—
Accrued expenses	(65,707)	253
Net cash used in operating activities	(912,010)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(230,000,000)	—
Net cash used in investing activities	(230,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	226,000,000	—
Proceeds from sale of Private Placements Warrants	6,000,000	—
Advances from related party	5,696	—
Repayment of advances from related party	(5,696)	—
Repayment of promissory note - related party	(155,688)	—
Payment of offering costs	(452,674)	—
Net cash provided by financing activities	231,391,638	—

Net Change in Cash	479,628	—
Cash – Beginning of year	—	—
Cash – End of year	$479,628	$—

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$85,000	$—
Deferred underwriting fee payable	$9,800,000	$—
Deferred offering costs paid through promissory note – related party	$117,845	$—

The accompanying notes are an integral part of these financial statements.

GRAF GLOBAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

As of December 31, 2024, the Company had not yet commenced operations. All activity for the period from November 17, 2021 (inception) through December 31, 2024 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding any deferred underwriters’ fees and taxes payable on the income earned on the Trust Account) at the time the Company signs a definitive agreement to enter into an initial Business Combination.

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

Following the closing of the Initial Public Offering, on June 27, 2024, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the sale of the Private Placement Warrants was placed in the trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee and held as cash or invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. To mitigate the risk that might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time in its own discretion, instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest bearing bank demand deposit account.

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

Liquidity and Going Concern

As of December 31, 2024, the Company had $479,628 in its operating bank account and working capital of $547,403.

The Company initially has until June 27, 2026 to consummate the initial Business Combination (assume no extensions). If the Company does not complete a Business Combination, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that Business Combination might not happen within the 24-month period from the date of the auditor’s report.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of December 31, 2024, the Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Management plans to address this uncertainty through a Business Combination. If a Business Combination is not consummated by the end of the Combination Period, currently June 27, 2026, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $479,628 and $0 in cash and no cash equivalents as of December 31, 2024 and 2023, respectively.

Cash Held in Trust Account

At December 31, 2024, the assets held in the Trust Account were in an interest-bearing demand deposit account at a bank, amounting to $235,764,764. At December 31, 2023, there was no Trust Account.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at December 31, 2024 and 2023, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. At December 31, 2024 and 2023, the Class A Ordinary Shares subject to redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(920,000)
Class A ordinary shares issuance costs	(14,381,098)
Plus:
Remeasurement of carrying value to redemption value	21,065,862
Class A ordinary shares subject to possible redemption, December 31, 2024	$235,764,764

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, (i) Class A Ordinary Shares and non-redeemable Class A Ordinary Shares and (ii) Class B ordinary shares, par value of $0.0001 per share (the “Class B Ordinary Shares,” and together with the Class A Ordinary Shares, the “Ordinary Shares”). Income and losses are shared pro rata between the two classes of shares. Net income (loss) per Ordinary Share is calculated by dividing the net income (loss) by the weighted average shares of Ordinary Shares outstanding for the respective period.

The calculation of diluted net income (loss) does not consider the effect of the Public Warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 6,000,000 shares of Class A Ordinary Shares in the calculation of diluted income per ordinary share, because their exercise is contingent upon future events. As a result, diluted net income (loss) per Ordinary Share is the same as basic net income (loss) per Ordinary Share for the years ended December 31, 2024 and 2023. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income (loss) per Ordinary Share (in dollars, except per share amounts):

	For the Years Ended December 31,
	2024		2023
					Class A - Non-
	Class A	Class B	Class A		Redeemable
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$3,592,135	$1,641,350	$	―	$(3,151)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	11,783,562	5,384,247		―	5,000,000
Basic and diluted net income (loss) per ordinary share	$0.30	$0.30		$0.00	$(0.00)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

Warrant Instruments

The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values.

Recent Accounting Standards

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

On June 7, 2024, the Sponsor transferred 30,000 Founder Shares to each of the Company’s three independent directors, Louis Bélanger-Martin, Kenneth Weinstein, and Fred Zeidman, for an aggregate of 90,000 Founder Shares, at a price of $0.003 per share. Each independent director paid $90 or an aggregate purchase price of $270 in consideration of the assignment of shares. The sale of the Founders Shares to each of the Company’s three independent directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 90,000 shares granted to the Company’s three independent directors was $107,100 or $1.19 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2024, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

With certain limited exceptions, the Founder Shares are not transferable, assignable or salable (except to the Company’s officers and directors and other persons or entities affiliated with the Sponsor, each of whom will be subject to the same transfer restrictions) until the earlier to occur of (i) one year after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property; except to certain permitted transferees and under certain circumstances as described herein. Any permitted transferees will be subject to the same restrictions and other agreements of the Initial Shareholders with respect to any Founder Shares. Notwithstanding the foregoing, if

(1) the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the lock-up.

Administrative Services Agreement

The Company entered into an agreement, commencing on June 25, 2024, through the earlier of consummation of the initial Business Combination and the liquidation, to pay an affiliate of the Sponsor $20,000 per month for office space, utilities and secretarial and administrative support services provided to members of the management team. For the years ended December 31, 2024 and 2023, the Company incurred and paid $124,000 and $0, respectively, in administrative support services fees.

In addition, the Sponsor, officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. For the year ended December 31, 2024, the Company did not have any reimbursements.

Due from Sponsor

The Company paid the Sponsor $9,544 in excess of the outstanding promissory note balance at the closing of the Initial Public Offering. The excess payment was repaid by the Company as of December 31, 2024. There was no outstanding amount due from Sponsor as of December 31, 2023.

On June 28, 2024, the Sponsor paid $15,000 to a vendor to pay for certain accrued transaction expenses on behalf of the Company. Such payment cleared the amount due from Sponsor to the Company and created a net payable from the Company to the Sponsor in the amount of $5,696.

On July 2, 2024, the Company paid the Sponsor an amount of $5,696 to clear all outstanding related party payables between the Company and the Sponsor.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be converted into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2024 and 2023, the Company had no borrowings under the Working Capital Loans.

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of December 31, 2024 and 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 400,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. Holders of the Company’s Class A Ordinary Shares are entitled to one vote for each share. As of December 31, 2024 and 2023, there were no Class A Ordinary Shares issued or outstanding, excluding 23,000,000 and 0 Class A Ordinary Shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 80,000,000 Class B Ordinary Shares with a par value of $0.0001 per share. As of December 31, 2024 and 2023, there were 5,750,000 Class B Ordinary Shares issued and outstanding. Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of Class A Ordinary Shares and holders of Class B Ordinary Shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law.

The Class B Ordinary Shares will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of the initial Business Combination on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A Ordinary Shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A Ordinary Shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of Class A Ordinary Shares outstanding after such conversion (after giving effect to any redemptions of Class A Ordinary Shares by Public Shareholders and not including the Class A Ordinary Shares underlying the Private Placement Warrants), including the total number of Class A Ordinary Shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A Ordinary Shares or equity-linked securities or rights exercisable for or convertible into Class A Ordinary Shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Warrants — As of December 31, 2024, there were 17,500,000 warrants outstanding, including 11,500,000 Public Warrants and 6,000,000 Private Placement Warrants. As of December 31, 2023, there were no outstanding warrants. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances). The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A Ordinary Shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A Ordinary Shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A Ordinary Shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A Ordinary Shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

NOTE 8. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

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

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

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

At December 31, 2024, assets held in the Trust Account were comprised of $235,764,764 in interest-bearing demand deposit at a bank. Through December 31, 2024, the Company did not withdraw any amount of interest earned on the Trust Account. The Trust Account did not exist as of December 31, 2023.

NOTE 9. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the statements of operations as net income (loss). The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	December 31, 2024	December 31, 2023
Trust Account	$235,764,764	$	―
Cash	$479,628	$	―

	December 31, 2024	December 31, 2023
Operating and formation costs	$531,279		$3,151
Interest earned on cash held in Trust Account	$5,764,764	$	―

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Operating and formation costs, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income are reported on the statement of operations and described within their respective disclosures.

The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

.