Form 10-Q
period 2025-03-31
Graf Global Corp.
filed 2025-05-14
CIK 1897463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2025

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

As of May 14, 2025, there were 23,000,000 Class A ordinary shares, $0.0001 par value and 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

GRAF GLOBAL CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

GRAF GLOBAL CORP.

CONDENSED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets
Cash	$360,166	$479,628
Due from Sponsor	141	—
Prepaid expenses	229,647	237,465
Total current assets	589,954	717,093
Long term prepaid insurance	53,287	109,710
Cash held in Trust Account	238,208,070	235,764,764
Total Assets	$238,851,311	$236,591,567

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued offering costs	$85,000	$85,000
Accrued expenses	174,277	84,690
Total current liabilities	259,277	169,690
Deferred underwriting fee	9,800,000	9,800,000
Total Liabilities	10,059,277	9,969,690

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 23,000,000 and 23,000,000 shares at redemption value of approximately $10.36 and $10.25 per share as of March 31, 2025 and December 31, 2024, respectively	238,208,070	235,764,764

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; none issued or outstanding (excluding 23,000,000 and 23,000,000 shares subject to possible redemption) as of March 31, 2025 and December 31, 2024, respectively	—	—
Class B ordinary shares, $0.0001 par value; 80,000,000 shares authorized; 5,750,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024	575	575
Additional paid-in capital	—	—
Accumulated deficit	(9,416,611)	(9,143,462)
Total Shareholders’ Deficit	(9,416,036)	(9,142,887)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$238,851,311	$236,591,567

The accompanying notes are an integral part of the unaudited condensed financial statements.

GRAF GLOBAL CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
General and administrative expenses	$273,149	$46,200
Loss from operations	(273,149)	(46,200)

Other income:
Interest earned on cash held in Trust Account	2,443,306	—
Total other income	2,443,306	—

Net income (loss)	$2,170,157	$(46,200)

Weighted average shares outstanding of Class A ordinary shares	23,000,000	—
Basic and diluted net income per ordinary share, Class A ordinary shares	$0.08	$—

Weighted average shares outstanding of Class B ordinary shares(1)(2)	5,750,000	5,000,000
Basic and diluted net income (loss) per ordinary share, Class B ordinary shares	$0.08	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

(1)	For the three months ended March 31, 2024, this number includes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.
(2)	On February 8, 2024, the Sponsor surrendered 1,437,500 founder shares for no consideration, resulting in the Sponsor holding 5,750,000 founder shares. All share and per-share amounts have been retroactively restated to reflect the share capitalization.

GRAF GLOBAL CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A Ordinary Shares			Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount		Shares	Amount	Capital	Deficit	Deficit
Balance — January 31, 2025	—		$—	5,750,000	$575	$—	$(9,143,462)	$(9,142,887)

Accretion for Class A ordinary shares to redemption amount	―		―	—	—	—	(2,443,306)	(2,443,306)

Net income	—		—	—	—	—	2,170,157	2,170,157

Balance – March 31, 2025 (unaudited)	―	$	―	5,750,000	$575	$ ―	$(9,416,611)	$(9,416,036)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 31, 2024(1)(2)	―	$—	5,750,000	$575	$24,425	$(181,089)	$(156,089)

Net loss	―	—	—	—	—	(46,200)	(46,200)

Balance — March 31, 2024 (unaudited)	―	$—	5,750,000	$575	$24,425	$(227,289)	$(202,289)

The accompanying notes are an integral part of the unaudited condensed financial statements.

(1)	For the three months ended March 31, 2024, this number includes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.
(2)	On February 8, 2024, the Sponsor surrendered 1,437,500 founder shares for no consideration, resulting in the Sponsor holding 5,750,000 founder shares. All share and per-share amounts have been retroactively restated to reflect the share capitalization.

GRAF GLOBAL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$2,170,157	$(46,200)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of operation costs through promissory note	—	32,111
Interest earned on cash held in Trust Account	(2,443,306)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	7,818	—
Due from Sponsor	(141)
Long term prepaid insurance	56,423	—
Accrued expenses	89,587	14,089
Net cash used in operating activities	(119,462)	—

Net Change in Cash	(119,462)	—
Cash – Beginning of period	479,628	—
Cash – End of period	$360,166	$—

Non-Cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$138,656

The accompanying notes are an integral part of the unaudited condensed financial statements.

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

As of March 31, 2025, the Company had not yet commenced operations. All activity for the period from November 17, 2021 (inception) through March 31, 2025 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

MARCH 31, 2025

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the liquidation, if there is a shareholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”). In accordance with U.S. Securities and Exchange Commission (“SEC”) and its guidance on redeemable equity instruments, which has been codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), paragraph 10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Accordingly, all of the Public Shares were presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. Given that the Public Shares were issued with other freestanding instruments (i.e., Public Warrants), the initial carrying value of Class A Ordinary Shares classified as temporary equity were the allocated proceeds determined in accordance with FASB ASC Topic 470-20, “Debt with Conversion and Other Options.” The resulting discount to the initial carrying value of temporary equity was accreted upon closing the Initial Public Offering such that the carrying value equals the redemption value on such date. The accretion or remeasurement is recognized as a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value. The Public Shares are redeemable and were classified as such on the condensed balance sheets until such date that a redemption event takes place.

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

MARCH 31, 2025

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

Liquidity and Going Concern

As of March 31, 2025, the Company had $360,166 in its operating bank account and working capital of $330,677.

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

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of March 31, 2025, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s December 31, 2024 Annual Report on Form 10-K as filed with the SEC on March 13, 2025. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $360,166 and $479,628 in cash and no cash equivalents as of March 31, 2025 and December 31, 2024, respectively.

Cash Held in Trust Account

As of March 31, 2025 and December 31, 2024, the assets held in the Trust Account were in an interest-bearing demand deposit account at a bank, amounting to $238,208,070 and $235,764,764, respectively.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480, “Distinguishing Liabilities from Equity”, and ASC 815-15, “Derivatives and Hedging”. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. In accordance with ASC 825-10, “Financial Instruments”, offering costs attributable to the issuance of the derivative warrant liabilities are allocated based on their relative fair value of total proceeds and are recognized in the condensed statements of operations as incurred.

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

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2025 and December 31, 2024, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. At March 31, 2025 and December 31, 2024, the Class A Ordinary Shares subject to redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(920,000)
Class A ordinary shares issuance costs	(14,381,098)
Plus:
Remeasurement of carrying value to redemption value	21,065,862
Class A ordinary shares subject to possible redemption, December 31, 2024	$235,764,764
Plus:
Remeasurement of carrying value to redemption value	2,443,306
Class A ordinary shares subject to possible redemption, March 31, 2025	$238,208,070

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The calculation of diluted net income (loss) does not consider the effect of the Public Warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 6,000,000 shares of Class A Ordinary Shares in the calculation of diluted income per ordinary share, because their exercise is contingent upon future events. As a result, diluted net income (loss) per Ordinary Share is the same as basic net income (loss) per Ordinary Share for the three months ended March 31, 2025 and 2024. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income (loss) per Ordinary Share (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2025		2024
					Class A - Non-
	Class A	Class B	Class A		Redeemable
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$1,736,126	$434,031	$	―	$(46,200)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	23,000,000	5,750,000		―	5,000,000
Basic and diluted net income (loss) per ordinary share	$0.08	$0.08		$0.00	$(0.01)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

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

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

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

Administrative Services Agreement

The Company entered into an agreement, commencing on June 25, 2024, through the earlier of consummation of the initial Business Combination and the liquidation, to pay an affiliate of the Sponsor $20,000 per month for office space, utilities and secretarial and administrative support services provided to members of the management team. For the three months ended March 31, 2025 and 2024, the Company incurred and paid $60,000 and $0 in administrative support services fees, respectively.

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

In addition, the Sponsor, officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. For the three months ended March 31, 2025 and 2024, the Company did not have any reimbursements.

Due from Sponsor

The Company paid the Sponsor $9,544 in excess of the outstanding promissory note balance at the closing of the Initial Public Offering. The excess payment was repaid by the Company as of December 31, 2024. There was no outstanding amount due from Sponsor as of December 31, 2024.

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

On March 31, 2025, the Company paid an expense for the Sponsor an amount of $141 inadvertently. This was repaid in April 2025.

Related Party Loans

On November 20, 2021, as amended on February 9, 2024, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). The Note is non-interest bearing, unsecured and due on the earlier of December 31, 2024 or the closing of the Initial Public Offering. The outstanding balance of $155,688 was repaid at the closing of the Initial Public Offering on June 27, 2024, and borrowings under the IPO Promissory Note are no longer available.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be converted into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2025 and December 31, 2024, the Company had no borrowings under the Working Capital Loans.

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 400,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. Holders of the Company’s Class A Ordinary Shares are entitled to one vote for each share. As of March 31, 2025 and December 31, 2024, there were no Class A Ordinary Shares issued or outstanding, excluding 23,000,000 and 23,000,000 Class A Ordinary Shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 80,000,000 Class B Ordinary Shares with a par value of $0.0001 per share. As of March 31, 2025 and December 31, 2024, there were 5,750,000 Class B Ordinary Shares issued and outstanding. Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of Class A Ordinary Shares and holders of Class B Ordinary Shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law.

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

Warrants — As of March 31, 2025, there were 17,500,000 warrants outstanding, including 11,500,000 Public Warrants and 6,000,000 Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances). The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A Ordinary Shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A Ordinary Shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A Ordinary Shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A Ordinary Shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

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

NOTE 9. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income (loss) that also is reported on the condensed statements of operations as net income (loss). The measure of segment assets is reported on the condensed balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	March 31, 2025	December 31, 2024
Trust Account	$238,208,070	$235,764,764
Cash	$360,166	$479,628

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2025	March 31, 2024
General and administrative expenses	$273,149	$46,200
Interest earned on cash held in Trust Account	$2,443,306	$—

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Operating and formation costs, as reported on the condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income (loss) are reported on the condensed statements of operations and described within their respective disclosures.

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On April 25, 2025, $141 of due from Sponsor was repaid to the Company.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of an initial Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of an initial Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 17, 2021 (inception) through March 31, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2025, we had a net income of $2,170,157, which consists of interest income on cash held in the Trust Account of $2,443,306, offset by operating costs of $273,149.

For the three months ended March 31, 2024, we had a net loss of $46,200, which consists of formation and operational costs.

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

For the three months ended March 31, 2025, cash used in operating activities was $119,462. Net income of $2,170,157 was affected by interest earned on cash held in the Trust Account of $2,443,306. Changes in operating assets and liabilities used $153,687 of cash for operating activities.

For the three months ended March 31, 2024, cash used in operating activities was $0. Net loss of $46,200 was affected by payment of operation costs through promissory note of $32,111. Changes in operating assets and liabilities used $14,089 of cash for operating activities.

As of March 31, 2025, we had cash held in the Trust Account of $238,208,070 (including approximately $8,208,070 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2025, we had cash of $360,166. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with our assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of March 31, 2025, we may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor $20,000 per month for office space, utilities and secretarial and administrative support services provided to members of the management team. We began incurring these fees on June 25, 2024 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. For the three months ended March 31, 2025 and 2024, the Company incurred and paid $60,000 and $0 in fees in administrative support services fee, respectively.

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

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management consider in formulating its estimated, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of March 31, 2025, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. As of the date of this Quarterly Report, except as described below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.

Changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our search for an initial Business Combination target, our ability to complete an initial Business Combination, and/or our business, financial condition and results of operations following completion of an initial Business Combination.

There have recently been significant changes to international trade policies and tariffs affecting imports and exports. The U.S. has implemented a range of new tariffs and increases to existing tariffs, and, in response to the tariffs announced by the U.S., other countries have imposed new or increased tariffs on certain exports from the United States. There is currently significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, government regulations and tariffs. We cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future. Any significant increases in tariffs on goods or materials or other changes in trade policy, or the perception that such changes could occur, could negatively affect our search for a Business Combination target and/or our ability to complete our initial Business Combination. For example, if we pursue a target company which sources or manufactures material components outside of the U.S., these changes could materially impact such target company’s business and financial performance. Similarly, if we pursue a target company which exports products outside of the U.S., retaliatory tariff and trade measures imposed by other countries could affect such target’s ability to export products and therefore adversely affect its sales. We may not be able to adequately address the risks presented by these tariffs or other potential trade policy changes. As a result, we may deem it costly, impractical or risky to complete an initial Business Combination with a particular target or with a target in a particular industry or from a particular country. Consequently, the pool of potential target companies may be reduced, which could impair our ability to identify a suitable target and to complete an initial Business Combination. The business prospects of a particular target for a Business Combination could change even after we enter into a business combination agreement, as a result of tariffs or the threat of tariffs that may have a material impact on that target’s business. Accordingly, changes in trade and tariff policies could prevent or make it difficult or more expensive for us to complete an initial Business Combination. Tariffs and threats of tariffs and other potential trade policy changes could also lead to material adverse effects on a post-Business Combination company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales

In November 2021, the Sponsor purchased an aggregate of 7,187,500 Class B Ordinary Shares in exchange for a capital contribution of $25,000 at an average purchase price of approximately $0.003 per share. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. On February 8, 2024, the Sponsor surrendered 1,437,500 Class B Ordinary Shares for no consideration, resulting in our Sponsor holding 5,750,000 Class B Ordinary Shares.

The Sponsor and Cantor Fitzgerald & Co., the representative of the underwriters of the Initial Public Offering, purchased an aggregate of 6,000,000 Private Placement Warrants for an aggregate purchase price of $6,000,000 or $1.00 per warrant. Of those 6,000,000 Private Placement Warrants, the Sponsor purchased 4,000,000 Private Placement Warrants and Cantor Fitzgerald & Co. purchased 2,000,000 Private Placement Warrants. This purchase took place on a private placement basis simultaneously with the completion of our Initial Public Offering. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Of the net proceeds from the Initial Public Offering and simultaneous private placement, $230,000,000 was deposited into the Trust Account, and $1,160,185 was available for working capital. There has been no material change in the planned use of proceeds from our Initial Public Offering as described in our final prospectus dated June 25, 2024, which was filed with the SEC.

As of March 31, 2025, after giving effect to our Initial Public Offering and our operations subsequent thereto, approximately $238,028,070 was held in the Trust Account, and we had approximately $360,166 of unrestricted cash available to us for our activities in connection with identifying and consummating an initial Business Combination, and for general corporate matters.

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

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAF GLOBAL CORP.

Date: May 14, 2025	By:	/s/ James A. Graf
	Name:	James A. Graf
	Title:	Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)