Form 10-Q
period 2025-06-30
Graf Global Corp.
filed 2025-08-13
CIK 1897463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2025

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

As of August 13, 2025, there were 23,000,000 Class A ordinary shares, $0.0001 par value and 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

GRAF GLOBAL CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

GRAF GLOBAL CORP.

CONDENSED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets
Cash	$107,238	$479,628
Prepaid expenses	223,397	237,465
Total current assets	330,635	717,093
Long-term prepaid insurance	—	109,710
Cash held in Trust Account	240,697,958	235,764,764
Total Assets	$241,028,593	$236,591,567

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued offering costs	$—	$85,000
Accrued expenses	139,992	84,690
Total current liabilities	139,992	169,690
Deferred underwriting fee	9,800,000	9,800,000
Total Liabilities	9,939,992	9,969,690

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 23,000,000 shares at redemption value of approximately $10.47 and $10.25 per share as of June 30, 2025 and December 31, 2024	240,697,958	235,764,764

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; none issued or outstanding (excluding 23,000,000 shares subject to possible redemption) as of June 30, 2025 and December 31, 2024	—	—
Class B ordinary shares, $0.0001 par value; 80,000,000 shares authorized; 5,750,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024	575	575
Additional paid-in capital	—	—
Accumulated deficit	(9,609,932)	(9,143,462)
Total Shareholders’ Deficit	(9,609,357)	(9,142,887)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$241,028,593	$236,591,567

The accompanying notes are an integral part of the unaudited condensed financial statements.

GRAF GLOBAL CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For The Six Months Ended June 30,
	2025	2024	2025	2024
Operating and formation costs	$193,321	$71,135	$466,470	$117,335
Loss from operations	(193,321)	(71,135)	(466,470)	(117,335)

Other income:
Interest earned on cash held in Trust Account	2,489,888	98,517	4,933,194	98,517
Total other income	2,489,888	98,517	4,933,194	98,517

Net income (loss)	$2,296,567	$27,382	$4,466,724	$(18,818)

Weighted average shares outstanding of Class A ordinary shares	23,000,000	766,667	23,000,000	381,215
Basic and diluted net income (loss) per ordinary share, Class A ordinary shares	$0.08	$0.00	$0.16	$(0.00)

Weighted average shares outstanding of Class B ordinary shares	5,750,000	5,025,000	5,750,000	5,012,431
Basic and diluted net income (loss) per ordinary share, Class B ordinary shares	$0.08	$0.00	$0.16	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

GRAF GLOBAL CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A Ordinary Shares			Class B Ordinary Shares		Additional Paid-in		Accumulated	Total Shareholders’
	Shares	Amount		Shares	Amount	Capital		Deficit	Deficit
Balance — January 1, 2025	—		$—	5,750,000	$575		$—	$(9,143,462)	$(9,142,887)

Accretion for Class A ordinary shares to redemption amount	―		―	—	—		—	(2,443,306)	(2,443,306)

Net income	—		—	—	—		—	2,170,157	2,170,157

Balance – March 31, 2025 (unaudited)	―	$	―	5,750,000	$575	$	―	$(9,416,611)	$(9,416,036)

Accretion for Class A ordinary shares to redemption amount	―		―	—	—		—	(2,489,888)	(2,489,888)

Net income	—		—	—	—		—	2,296,567	2,296,567

Balance – June 30, 2025 (unaudited)	―	$	―	5,750,000	$575	$	―	$(9,609,932)	$(9,609,357)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2024	―	$—	5,750,000	$575	$24,425	$(181,089)	$(156,089)

Net loss	―	—	—	—	—	(46,200)	(46,200)

Balance — March 31, 2024	―	$—	5,750,000	$575	$24,425	$(227,289)	$(202,289)

Sale of 6,000,000 Private Placement Warrants	―	―	—	—	6,000,000	—	6,000,000

Fair value of Public Warrants at issuance	—	—	―	―	920,000	—	920,000

Allocated value of transaction costs to Class A shares	―	―	—	—	(74,421)	—	(74,421)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(6,870,004)	(8,529,611)	(15,399,615)

Net income	―	—	—	—	—	27,382	27,382

Balance — June 30, 2024	―	$—	5,750,000	$575	$—	$(8,729,518)	$(8,728,943)

The accompanying notes are an integral part of the unaudited condensed financial statements.

GRAF GLOBAL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$4,466,724	$(18,818)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of operation costs through promissory note	—	32,151
Interest earned on cash held in Trust Account	(4,933,194)	(98,517)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	14,068	(25,350)
Long-term prepaid insurance	109,710	—
Accrued expenses	55,302	(131,213)
Net cash used in operating activities	(287,390)	(241,747)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(230,000,000)
Net cash used in investing activities	—	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	226,000,000
Proceeds from sale of Private Placements Warrants	—	6,000,000
Advances from related party	—	5,696
Repayment of promissory note - related party	—	(155,688)
Payment of offering costs	(85,000)	(448,076)
Net cash (used in) provided by financing activities	(85,000)	231,401,932

Net Change in Cash	(372,390)	1,160,185
Cash – Beginning of period	479,628	—
Cash – End of period	$107,238	$1,160,185

Non-Cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$89,598
Deferred offering costs paid through promissory note – related party	$—	$117,845
Accretion of Class A ordinary shares to redemption value	$4,933,194	$15,399,615
Deferred underwriting fee payable	$—	$9,800,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

As of June 30, 2025, the Company had not yet commenced operations. All activity for the period from November 17, 2021 (inception) through June 30, 2025 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

JUNE 30, 2025

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

JUNE 30, 2025

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

Liquidity and Going Concern

As of June 30, 2025, the Company had $107,238 in its operating bank account and working capital of $190,643.

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

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of June 30, 2025, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Management plans to address this uncertainty through a Business Combination. If a Business Combination is not consummated by the end of the Combination Period, currently June 27, 2026, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition, the date of mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s December 31, 2024 Annual Report on Form 10-K as filed with the SEC on March 13, 2025. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

JUNE 30, 2025

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $107,238 and $479,628 in cash and no cash equivalents as of June 30, 2025 and December 31, 2024, respectively.

Cash Held in Trust Account

As of June 30, 2025 and December 31, 2024, the assets held in the Trust Account were in an interest-bearing demand deposit account at a bank, amounting to $240,697,958 and $235,764,764, respectively.

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

JUNE 30, 2025

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2025 and December 31, 2024, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. At June 30, 2025 and December 31, 2024, the Class A Ordinary Shares subject to redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(920,000)
Class A ordinary shares issuance costs	(14,381,098)
Plus:
Remeasurement of carrying value to redemption value	21,065,862
Class A ordinary shares subject to possible redemption, December 31, 2024	$235,764,764
Plus:
Remeasurement of carrying value to redemption value	2,443,306
Class A ordinary shares subject to possible redemption, March 31, 2025	$238,208,070
Plus:
Remeasurement of carrying value to redemption value	2,489,888
Class A ordinary shares subject to possible redemption, June 30, 2025	$240,697,958

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

The calculation of diluted net income (loss) does not consider the effect of the Public Warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 6,000,000 shares of Class A Ordinary Shares in the calculation of diluted income per ordinary share, because their exercise is contingent upon future events. As a result, diluted net income (loss) per Ordinary Share is the same as basic net income (loss) per Ordinary Share for the three and six months ended June 30, 2025 and 2024. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income (loss) per Ordinary Share (in dollars, except per share amounts):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025		2024		2025		2024
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net loss, as adjusted	$1,837,254	$459,313	$3,625	$23,757	$3,573,379	$893,345	$(1,330)	$(17,488)
Denominator:
Basic weighted average shares outstanding	23,000,000	5,750,000	766,667	5,025,000	23,000,000	5,750,000	381,215	5,012,431
Basic net loss per ordinary share	$0.08	$0.08	$0.00	$0.00	$0.16	$0.16	$(0.00)	$(0.00)

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

JUNE 30, 2025

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

Recent Accounting Standards

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

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

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On November 24, 2021, the Sponsor paid $25,000 to cover for certain expenses on behalf of the Company in exchange for issuance of 7,187,500 Class B Ordinary Shares, par value $0.0001 per share (the “Founder Shares”). On February 8, 2024, the Sponsor surrendered 1,437,500 Founder Shares for no consideration, resulting in the Sponsor holding 5,750,000 Founder Shares. All share and per-share amounts have been retroactively restated to reflect the share capitalization. The holders of the Founder Shares agreed to forfeit and cancel up to an aggregate of 750,000 Founder Shares, on a pro rata basis, to the extent that the option to purchase additional Units was not exercised in full by the underwriters. The forfeiture would be adjusted to the extent that the option to purchase additional Units was not exercised in full by the underwriters so that the Founder Shares would represent approximately 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On June 27, 2024, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Founder Shares are no longer subject to forfeiture.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on June 25, 2024, through the earlier of consummation of the initial Business Combination and the liquidation, to pay an affiliate of the Sponsor $20,000 per month for office space, utilities and secretarial and administrative support services provided to members of the management team. For the three and six months ended June 30, 2025, the Company incurred and paid $60,000 and $120,000 in administrative support services fees, respectively. For the three and six months ended June 30, 2024, the Company incurred $4,000 in administrative support services fees, of which such amount is included in accounts payable and accrued expenses in the accompanying unaudited condensed balance sheets.

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

In addition, the Sponsor, officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. For the three and six months ended June 30, 2025, the Company incurred $0 and $26,138 such expenses, respectively. For the three and six months ended June 30, 2024, the Company did not have any reimbursements.

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

Related Party Loans

On November 20, 2021, as amended on February 9, 2024, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). The Note is non-interest bearing, unsecured and due on the earlier of December 31, 2024 or the closing of the Initial Public Offering. The outstanding balance of $155,688 was repaid at the closing of the Initial Public Offering on June 27, 2024, and borrowings under the Note are no longer available.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be converted into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2025 and December 31, 2024, the Company had no borrowings under the Working Capital Loans.

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

NOTE 6. COMMITMENTS

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, the recent escalation of the Israel-Hamas conflict, and continuing tensions between Israel and the U.S. with Iran. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia, the escalation of the Israel-Hamas conflict, continuing tensions between Israel and the U.S. with Iran, and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict, continuing tensions between Israel and the U.S. with Iran, and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

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

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 400,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. Holders of the Company’s Class A Ordinary Shares are entitled to one vote for each share. As of June 30, 2025 and December 31, 2024, there were no Class A Ordinary Shares issued or outstanding, excluding 23,000,000 Class A Ordinary Shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 80,000,000 Class B Ordinary Shares with a par value of $0.0001 per share. As of June 30, 2025 and December 31, 2024, there were 5,750,000 Class B Ordinary Shares issued and outstanding. Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of Class A Ordinary Shares and holders of Class B Ordinary Shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law.

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

Warrants — As of June 30, 2025, there were 17,500,000 warrants outstanding, including 11,500,000 Public Warrants and 6,000,000 Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances). The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A Ordinary Shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A Ordinary Shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A Ordinary Shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A Ordinary Shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

JUNE 30, 2025

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

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income (loss) that also is reported on the condensed statements of operations as net income (loss). The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	June 30, 2025	December 31, 2024
Trust Account	$240,697,958	$235,764,764
Cash	$107,238	$479,628

	For the Three Months Ended June 30,		For The Six Months Ended June 30,
	2025	2024	2025	2024
General and administrative expenses	$193,321	$71,135	$466,470	$117,335
Interest earned on cash held in Trust Account	$2,489,888	$98,517	$4,933,194	$98,517

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Investment Management Trust Agreement, dated June 25, 2024, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. general and administrative expenses, as reported on the condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 17, 2021 (inception) through June 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had a net income of $2,296,567, which consists of interest income on cash held in the Trust Account of $2,489,888, offset by operating costs of $193,321.

For the six months ended June 30, 2025, we had a net income of $4,466,724, which consists of interest income on cash held in the Trust Account of $4,933,194, offset by operating costs of $466,470.

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

For the six months ended June 30, 2025, cash used in operating activities was $287,390. Net income of $4,466,724 was affected by interest earned on cash held in the Trust Account of $4,933,194. Changes in operating assets and liabilities provided $179,080 of cash for operating activities.

For the six months ended June 30, 2024, cash used in operating activities was $241,747. Net loss of $18,818 was affected by payment of operation costs through promissory note of $32,151 and interest earned on cash held in the Trust Account of $98,517. Changes in operating assets and liabilities used $156,563 of cash for operating activities.

As of June 30, 2025, we had cash held in the Trust Account of $240,697,958 (including $10,697,958 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2025, we had cash of $107,238. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with our assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of June 30, 2025, we may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Management plans to address this uncertainty through a Business Combination. If a Business Combination is not consummated by the end of the Combination Period, currently June 27, 2026, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the liquidity condition, the date of mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should be required to liquidate after the Combination Period. We intend to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that we will be able to consummate any Business Combination by the end of the Combination Period.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor $20,000 per month for office space, utilities and secretarial and administrative support services provided to members of the management team. We began incurring these fees on June 25, 2024 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. For the three and six months ended June 30, 2025, the Company incurred and paid $60,000 and $120,000 in administrative support services fees, respectively. For the three and six months ended June 30, 2024, the Company incurred $4,000 in administrative support services fees, of which such amount is included in accounts payable and accrued expenses in the accompanying unaudited condensed balance sheet.

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

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management consider in formulating its estimated, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2025, we did not have any critical accounting estimates to be disclosed.

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

Recent Accounting Standards

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024 - 03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220 - 40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024 - 03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024 - 03.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2025, after giving effect to our Initial Public Offering and our operations subsequent thereto, approximately $240,697,958 was held in the Trust Account, and we had approximately $107,238 of unrestricted cash available to us for our activities in connection with identifying and consummating an initial Business Combination, and for general corporate matters.

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

GRAF GLOBAL CORP.

Date: August 13, 2025	By:	/s/ James A. Graf
	Name:	James A. Graf
	Title:	Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)