Form 10-Q
period 2025-09-30
Graf Global Corp.
filed 2025-11-13
CIK 1897463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

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

As of November 13, 2025, there were 23,000,000 Class A ordinary shares, $0.0001 par value and 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

GRAF GLOBAL CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

GRAF GLOBAL CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets
Cash	$699	$479,628
Prepaid expenses	195,724	237,465
Total current assets	196,423	717,093
Long-term prepaid insurance	—	109,710
Cash held in Trust Account	243,244,843	235,764,764
Total Assets	$243,441,266	$236,591,567

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued offering costs	$—	$85,000
Accrued expenses	803,964	84,690
Total current liabilities	803,964	169,690
Deferred underwriting fee	9,800,000	9,800,000
Total Liabilities	10,603,964	9,969,690

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 23,000,000 shares at redemption value of approximately $10.58 and $10.25 per share as of September 30, 2025 and December 31, 2024	243,244,843	235,764,764

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; none issued or outstanding (excluding 23,000,000 shares subject to possible redemption) as of September 30, 2025 and December 31, 2024	—	—
Class B ordinary shares, $0.0001 par value; 80,000,000 shares authorized; 5,750,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024	575	575
Additional paid-in capital	—	—
Accumulated deficit	(10,408,116)	(9,143,462)
Total Shareholders’ Deficit	(10,407,541)	(9,142,887)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$243,441,266	$236,591,567

The accompanying notes are an integral part of the unaudited condensed financial statements.

GRAF GLOBAL CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For The Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative costs	$798,184	$195,207	$1,264,654	$312,542
Loss from operations	(798,184)	(195,207)	(1,264,654)	(312,542)

Other income:
Interest earned on cash held in Trust Account	2,546,885	2,995,098	7,480,079	3,093,615
Total other income	2,546,885	2,995,098	7,480,079	3,093,615

Net income	$1,748,701	$2,799,891	$6,215,425	$2,781,073

Weighted average shares outstanding of Class A ordinary shares	23,000,000	23,000,000	23,000,000	8,003,663
Basic and diluted net income per ordinary share, Class A ordinary shares	$0.06	$0.10	$0.22	$0.21

Weighted average shares outstanding of Class B ordinary shares	5,750,000	5,750,000	5,750,000	5,260,989
Basic and diluted net income per ordinary share, Class B ordinary shares	$0.06	$0.10	$0.22	$0.21

The accompanying notes are an integral part of the unaudited condensed financial statements.

GRAF GLOBAL CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class A Ordinary			Class B Ordinary		Additional		Total
	Shares			Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount		Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025	—		$—	5,750,000	$575	$—	$(9,143,462)	$(9,142,887)

Accretion for Class A ordinary shares to redemption amount	―		―	—	—	—	(2,443,306)	(2,443,306)

Net income	—		—	—	—	—	2,170,157	2,170,157

Balance – March 31, 2025 (unaudited)	―		―	5,750,000	575	―	(9,416,611)	(9,416,036)

Accretion for Class A ordinary shares to redemption amount	―		―	—	—	—	(2,489,888)	(2,489,888)

Net income	—		—	—	—	—	2,296,567	2,296,567

Balance – June 30, 2025 (unaudited)	―		―	5,750,000	575	―	(9,609,932)	(9,609,357)

Accretion for Class A ordinary shares to redemption amount	—		—	—	—	—	(2,546,885)	(2,546,885)

Net income	—		—	—	—	—	1,748,701	1,748,701

Balance – September 30, 2025 (unaudited)	―	$	―	5,750,000	$575	$ ―	$(10,408,116)	$(10,407,541)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Class A Ordinary		Class B Ordinary		Additional		Total
	Shares		Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2024	―	$—	5,750,000	$575	$24,425	$(181,089)	$(156,089)

Net loss	―	—	—	—	—	(46,200)	(46,200)

Balance – March 31, 2024 (unaudited)	―	—	5,750,000	575	24,425	(227,289)	(202,289)

Sale of 6,000,000 Private Placement Warrants	―	―	—	—	6,000,000	—	6,000,000

Fair value of Public Warrants at issuance	—	—	―	―	920,000	—	920,000

Allocated value of transaction costs	―	―	—	—	(74,421)	—	(74,421)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(6,870,004)	(8,529,611)	(15,399,615)

Net income	―	—	—	—	—	27,382	27,382

Balance – June 30, 2024 (unaudited)	―	—	5,750,000	575	—	(8,729,518)	(8,728,943)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,995,098)	(2,995,098)

Net income	―	—	—	—	—	2,799,891	2,799,891

Balance – September 30, 2024 (unaudited)	―	$—	5,750,000	$575	$—	$(8,924,725)	$(8,924,150)

The accompanying notes are an integral part of the unaudited condensed financial statements.

GRAF GLOBAL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$6,215,425	$2,781,073
Adjustments to reconcile net income to net cash used in operating activities:
Payment of operation costs through promissory note	—	32,151
Interest earned on cash held in Trust Account	(7,480,079)	(3,093,615)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	41,741	(261,732)
Long-term prepaid insurance	109,710	(166,133)
Accrued expenses	719,274	(119,208)
Net cash used in operating activities	(393,929)	(827,464)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(230,000,000)
Net cash used in investing activities	—	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	226,000,000
Proceeds from sale of Private Placements Warrants	—	6,000,000
Advances from related party	—	5,696
Repayment of advances from related party	—	(5,696)
Repayment of promissory note - related party	—	(155,688)
Payment of offering costs	(85,000)	(448,076)
Net cash (used in) provided by financing activities	(85,000)	231,396,236

Net Change in Cash	(478,929)	568,772
Cash – Beginning of period	479,628	—
Cash – End of period	$699	$568,772

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$89,598
Deferred underwriting fee payable	$—	$9,800,000
Deferred offering costs paid through promissory note – related party	$—	$117,845

The accompanying notes are an integral part of the unaudited condensed financial statements.

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Graf Global Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on November 17, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). The Company may pursue an acquisition opportunity in any industry or geographic location.

As of September 30, 2025, the Company had not yet commenced operations. All activity for the period from November 17, 2021 (inception) through September 30, 2025 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Pursuant to NYSE American listing rules, the Company must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the Trust Account (as defined below) (excluding any deferred underwriters’ fees and taxes payable on the income earned on the Trust Account) at the time the Company signs a definitive agreement to enter into an initial Business Combination.

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

SEPTEMBER 30, 2025

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

SEPTEMBER 30, 2025

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

Liquidity and Going Concern

As of September 30, 2025, the Company had $699 in its operating bank account and working capital deficit of $607,541.

The Company initially has until June 27, 2026 to consummate the initial Business Combination (assuming no shareholder-approved extensions to the Combination Period). If the Company does not complete a Business Combination, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that Business Combination might not happen within the 24-month period from the date of the Initial Public Offering.

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of September 30, 2025, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s December 31, 2024 Annual Report on Form 10-K as filed with the SEC on March 13, 2025. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

SEPTEMBER 30, 2025

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $699 and $479,628 in cash and no cash equivalents as of September 30, 2025 and December 31, 2024, respectively.

Cash Held in Trust Account

As of September 30, 2025 and December 31, 2024, the assets held in the Trust Account were in an interest bearing demand deposit account at a bank, amounting to $243,244,843 and $235,764,764, respectively.

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

SEPTEMBER 30, 2025

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2025 and December 31, 2024, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. At September 30, 2025 and December 31, 2024, the Class A Ordinary Shares subject to redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(920,000)
Class A ordinary shares issuance costs	(14,381,098)
Plus:
Remeasurement of carrying value to redemption value	21,065,862
Class A ordinary shares subject to possible redemption, December 31, 2024	235,764,764
Plus:
Remeasurement of carrying value to redemption value	2,443,306
Class A ordinary shares subject to possible redemption, March 31, 2025	238,208,070
Plus:
Remeasurement of carrying value to redemption value	2,489,888
Class A ordinary shares subject to possible redemption, June 30, 2025	240,697,958
Plus:
Remeasurement of carrying value to redemption value	2,546,885
Class A ordinary shares subject to possible redemption, September 30, 2025	$243,244,843

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, (i) Class A Ordinary Shares and non-redeemable Class A Ordinary Shares and (ii) Class B ordinary shares, par value of $0.0001 per share (the “Class B Ordinary Shares,” and together with the Class A Ordinary Shares, the “Ordinary Shares”). Income and losses are shared pro rata between the two classes of shares. Net income per Ordinary Share is calculated by dividing the net income by the weighted average shares of Ordinary Shares outstanding for the respective period.

The calculation of diluted net income does not consider the effect of the Public Warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 6,000,000 shares of Class A Ordinary Shares in the calculation of diluted income per ordinary share, because their exercise is contingent upon future events. As a result, diluted net income per Ordinary Share is the same as basic net income per Ordinary Share for the three and nine months ended September 30, 2025 and 2024. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income per Ordinary Share (in dollars, except per share amounts):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025		2024		2025		2024
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$1,398,961	$349,740	$2,239,913	$559,978	$4,972,340	$1,243,085	$1,678,052	$1,103,021
Denominator:
Basic weighted average shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000	23,000,000	5,750,000	8,003,663	5,260,989
Basic net income per ordinary share	$0.06	$0.06	$0.10	$0.10	$0.22	$0.22	$0.21	$0.21

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

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

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

SEPTEMBER 30, 2025

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

Administrative Services Agreement

The Company entered into an agreement, commencing on June 25, 2024, through the earlier of consummation of the initial Business Combination and the liquidation, to pay an affiliate of the Sponsor $20,000 per month for office space, utilities and secretarial and administrative support services provided to members of the management team. For the three and nine months ended September 30, 2025, the Company incurred $60,000 and $180,000 in administrative support services fees, respectively, of which an amount of $60,000 is included in accrued expenses as of September 30, 2025 in the accompanying unaudited condensed balance sheets. For the three and nine months ended September 30, 2024, the Company incurred and paid $60,000 and $124,000, respectively, in administrative support services fees.

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

In addition, the Sponsor, officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. For the three and nine months ended September 30, 2025, the Company incurred $0 and $26,138 such expenses, respectively. For the three and nine months ended September 30, 2024, the Company did not have any reimbursements.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be converted into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2025 and December 31, 2024, the Company had no borrowings under the Working Capital Loans.

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 400,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. Holders of the Company’s Class A Ordinary Shares are entitled to one vote for each share. As of September 30, 2025 and December 31, 2024, there were no Class A Ordinary Shares issued or outstanding, excluding 23,000,000 Class A Ordinary Shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 80,000,000 Class B Ordinary Shares with a par value of $0.0001 per share. As of September 30, 2025 and December 31, 2024, there were 5,750,000 Class B Ordinary Shares issued and outstanding. Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of Class A Ordinary Shares and holders of Class B Ordinary Shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law.

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

Warrants — As of September 30, 2025, there were 17,500,000 warrants outstanding, including 11,500,000 Public Warrants and 6,000,000 Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances). The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A Ordinary Shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A Ordinary Shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A Ordinary Shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A Ordinary Shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

SEPTEMBER 30, 2025

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

	September 30,	December 31,
	2025	2024
Cash held in Trust Account	$243,244,843	$235,764,764
Cash	$699	$479,628

	For the Three Months Ended September 30,		For The Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative costs	$798,184	$195,207	$1,264,654	$312,542
Interest earned on cash held in Trust Account	$2,546,885	$2,995,098	$7,480,079	$3,093,615

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

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

Overview

We are a blank check company incorporated in the Cayman Islands on November 17, 2021 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 17, 2021 (inception) through September 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had a net income of $1,748,701, which consists of interest income on cash held in the Trust Account of $2,546,885, offset by operating costs of $798,184.

For the nine months ended September 30, 2025, we had a net income of $6,215,425, which consists of interest income on cash held in the Trust Account of $7,480,079, offset by operating costs of $1,264,654.

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

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $230,000,000 was placed in the Trust Account. We incurred $14,455,519 of transaction expenses, consisting of $4,000,000 of cash underwriting fee, $9,800,000 of deferred underwriting fee (see additional discussion in Note 6), and $655,519 of other offering costs.

For the nine months ended September 30, 2025, cash used in operating activities was $393,929. Net income of $6,215,425 was affected by interest earned on cash held in the Trust Account of $7,480,079. Changes in operating assets and liabilities provided $870,725 of cash for operating activities.

For the nine months ended September 30, 2024, cash used in operating activities was $827,464. Net loss of $2,781,073 was affected by payment of operation costs through promissory note of $32,151 and interest earned on cash held in the Trust Account of $3,093,615. Changes in operating assets and liabilities used $547,073 of cash for operating activities.

As of September 30, 2025, we had cash held in the Trust Account of $243,244,843 (including $13,244,843 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2025, we had cash of $699. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with our assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of September 30, 2025, we may need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor $20,000 per month for office space, utilities and secretarial and administrative support services provided to members of the management team. We began incurring these fees on June 25, 2024 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. For the three and nine months ended September 30, 2025, the Company incurred $60,000 and $180,000 in administrative support services fees, respectively, of which an amount of $60,000 is included in accounts payable and accrued expenses in the accompanying unaudited condensed balance sheets. For the three and nine months ended September 30, 2024, the Company incurred and paid $60,000 and $64,000, respectively, in administrative support services fees.

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

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management consider in formulating its estimated, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2025, we did not have any critical accounting estimates to be disclosed.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of Accounting Standards Codification 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A Ordinary Shares and Class B Ordinary Shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period. Basic net income per share attributable to ordinary shareholders is adjusted for potentially dilutive impact of outstanding warrants to determine diluted net income per share attributable to ordinary shareholders. However, because the warrants are anti-dilutive, diluted income per ordinary share is the same as basic income per ordinary share for the periods presented.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2025, after giving effect to our Initial Public Offering and our operations subsequent thereto, approximately $243,244,843 was held in the Trust Account, and we had approximately $699 of unrestricted cash available to us for our activities in connection with identifying and consummating an initial Business Combination, and for general corporate matters.

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

GRAF GLOBAL CORP.

Date: November 13, 2025	By:	/s/ James A. Graf
	Name:	James A. Graf
	Title:	Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)