Form 10-K
period 2025-12-31
Graf Global Corp.
filed 2026-05-11
CIK 1897463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the closing price of Class A ordinary shares reported on NYSE American on June 30, 2025 of $10.46 per share, was approximately $240,580,000.

As of May 11, 2026, there were 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

Documents Incorporated by Reference: None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

Certain statements in this Annual Report on Form 10-K (this “Form 10-K”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial Business Combination;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;
●	our potential ability to obtain additional financing to complete our initial Business Combination;
●	our pool of prospective target businesses;
●	the adverse impacts that events outside of our control, such as increased geopolitical unrest, significant outbreaks of infectious diseases (such as COVID-19) and increased volatility in the dent and equity markets, may have on our ability to consummate an initial Business Combination;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account (as defined below) or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance.

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

1

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial Business Combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial Business Combination even though a majority of our public shareholders do not support such a combination.
●	Your only opportunity to effect your investment decision regarding a potential Business Combination may be limited to the exercise of your right to redeem your shares from us for cash.
●	If we seek shareholder approval of our initial Business Combination, our initial shareholders and management team have agreed to vote in favor of such initial Business Combination, regardless of how our public shareholders vote.
●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares and the amount of deferred underwriting compensation may not allow us to complete the most desirable Business Combination or optimize our capital structure, and may substantially dilute your investment in us.
●	The requirement that we complete our initial Business Combination within the duration of the Completion Window may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders.
●	Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by events that are outside of our control, such as increased geopolitical unrest, pandemic outbreaks (such as COVID-19), and volatility in the debt and equity markets.
●	If we seek shareholder approval of our initial Business Combination, our Sponsor, directors, officers, and their affiliates may elect to purchase Public Shares or Public Warrants from public shareholders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our securities.
●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial Business Combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.
●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination or force us to abandon our efforts to complete an initial Business Combination.
●	Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial Business Combination.
●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
●	the NYSE American may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	The nominal purchase price paid by our Sponsor for the founder shares may result in significant dilution to the implied value of your public shares upon consummation of our initial Business Combination.

2

●	The value of the founder shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per share.
●	You will not be entitled to protections normally afforded to investors of many other blank check companies.
●	Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire.
●	If the net proceeds of our initial public offering and the sale of the Private Placement Warrants not being held in the trust account are insufficient to allow us to operate for at least the duration of the Completion Window, it could limit the amount of cash available to fund our search for a target business or businesses and complete our initial Business Combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial Business Combination.
●	Past performance by our management team and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the company.
●	We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.
●	An investment in our securities may result in uncertain U.S. federal income tax consequences.
●	We may reincorporate in or transfer by way of continuation to another jurisdiction which may result in taxes imposed on shareholders or warrant holders.
●	The 1% US federal excise tax on stock buybacks could be imposed on redemptions of our Public Shares if we were to become a “covered corporation” in the future.
●	In recent years, the number of special purpose acquisition companies that have been formed has increased substantially, potentially resulting in more competition for attractive targets. This could increase the cost of our initial Business Combination and could even result in our inability to find a target or to consummate an initial Business Combination.
●	Our initial Business Combination and our structure thereafter may not be tax-efficient to our shareholders and warrant holders. As a result of our Business Combination, our tax obligations may be more complex, burdensome and uncertain.

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

The registration statement for our initial public offering was declared effective on June 25, 2024. On June 27, 2024, we consummated the initial public offering of 23,000,000 units (the “Units” and, with respect to the Class A ordinary shares, par value $0.0001 per share, included in the Units being offered, the “Public Shares” or “Class A Ordinary Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000. Each Unit consists of one Class A Ordinary Share and one-half of one redeemable warrant of the Company (the “Public Warrants”), with each whole warrant entitling the holder thereof to purchase one Class A Ordinary Share at $11.50 per share.

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

Prior to the consummation of our initial public offering, on November 24, 2021, our Sponsor paid an aggregate of $25,000 for certain expenses on our behalf in exchange for the issuance of 7,187,500 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares” or “Class B Ordinary Shares”). On February 8, 2024, the Sponsor surrendered 1,437,500 Founder Shares for no consideration, resulting in the Sponsor holding 5,750,000 Founder Shares. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the outstanding shares after the initial public offering.

Following the closing of the initial public offering, on June 27, 2024, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the sale of the Private Placement Warrants was placed in the trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee, to be held as cash or invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time in its own discretion, instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest bearing bank demand deposit account.

Effecting our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial Business Combination using cash from the proceeds of our initial public offering, the sale of the Private Placement Warrants, the proceeds of the sale of our shares in connection with our initial Business Combination (including pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

Business Strategy

Our strategy is to leverage our team’s extensive track record in SPAC-related mergers and acquisitions and capital markets to identify and complete an initial Business Combination. We may pursue an acquisition opportunity in any industry or geographic location.

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

●	Leading Industry Position with Supportive Long-Term Dynamics and Competitive Market Advantage. We intend to target businesses that hold, or have the potential to hold, a leading position in an industry sector with attractive macro-characteristics. We intend to target businesses that have, or have the potential to have, sustainable competitive advantages that would be challenging for a competitor to replicate. Factors contributing to sustainable competitive advantages may include: (iii) proprietary or superior technology or trade secrets; (ii) broad distribution networks; (iii) well- established brand names; (iv) territorial exclusivity or a well-defined market; (v) diverse and stable customer and supplier base; (vi) low-cost production capability; (vii) customer habit/ share of mind; (viii) a lack of available substitutes and/or high search or switching costs; (ix) network effects; and/or (x) limited exposure to technological obsolescence and cyclicality. Our management team expects to target businesses that have clearly demonstrated an ability to defend and grow their market positions over time as a result of one or more of these sustainable competitive advantages, or have demonstrable potential to do so. We intend to seek opportunities that will benefit from secular growth and are able to differentiate their market position to create value for our shareholders over time.

●	Stable Free Cash Flow, Prudent Debt and Financial Visibility. We will seek to acquire a business that has historically generated or has the potential to generate not only current revenues, but strong and sustainable free cash flow. Additionally, our prospective Business Combination criteria includes prudent balance sheet management and, as such, we would seek to limit leverage ratios of a combined company immediately following an initial Business Combination. To provide reliable guidance, we would also seek to acquire a business that has reasonable visibility on forward financial performance and straightforward operating metrics, and a business that is not extremely sensitive to macro- economic conditions or industry cycles. Specifically, we would prioritize businesses that may be evaluated and priced by the market using financial metrics or other key milestones not more than one year forward.
●	Benefit Uniquely from a Business Combination with a Special Purpose Acquisition Company. We will seek to acquire a business that has a clear use of proceeds and a clear catalyst or inflection point resulting from our capital, team, public listing, roll-up synergies, deleveraging and/or re-rating milestones expected to propel the business through our structural dilution in the near term with enhanced financial results, margins, market position and shareholder value.
●	Would Benefit Uniquely from our Capabilities. We will seek to acquire a business where the collective capabilities of our management team, board of directors and Sponsor, and any operating partners we involve, can be leveraged to tangibly improve the operations and market position of the target.
●	Proprietary and/or Optimally Positioned Transactions. We intend to leverage our extensive business network to source our initial Business Combination on a proprietary basis if possible. Notwithstanding the foregoing, we would utilize our collective experience and insight to strategically consider participating in formal processes focused primarily on narrowing a pool of SPACs to a single winning bidder to instances where we believe we are optimally positioned to win such processes.
●	Committed and Capable Management Team. We will seek to acquire a business with a management team whose interests are aligned with those of our shareholders and who can clearly and confidently articulate the business plan and market opportunities to public market investors. Where necessary, we may also look to complement and enhance the capabilities of the target business’s management team and their board of directors by recruiting additional talent through our network of contacts or otherwise. This may include recruiting experienced industry professionals, or operating partners, to assist in our evaluation of the opportunity and marketing of the Business Combination prior to its completion, who may assume an ongoing role with the business or board thereafter. While not a requirement, we would view favorably opportunities where the target’s chief financial officer has experience as a public company chief financial officer or other substantive public market experience, and ideally where other members of senior management have public market experience as well.
●	Potential to Grow, Including Through Further Acquisition Opportunities. We will seek to acquire a business that has the potential to grow both organically and inorganically through acquisitions, with management having identified a pipeline of potentially actionable accretive acquisition targets. We expect to work with the ongoing management team to develop the business strategy around geographic expansion, new products, high-return capital expenditure projects and acquisitions, as well as creating and maintaining the optimal capital structure for growth.
●	Preparedness for the Process and Public Markets. We will seek to acquire a business that has or can put in place prior to the closing of a Business Combination, the material governance, financial systems and controls required in the public markets. Specifically, we will seek to avoid situations where extensive accounting or restructuring work is required with an uncertain timetable or outcome before a transaction can be completed.

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

NYSE American rules require that we must consummate one or more business combinations having a fair market value equal to at least 80% of the value of the Trust Account (excluding the amount of any deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of our signing a definitive agreement in connection with our initial Business Combination. Our board of directors will make the determination as to the fair market value of our initial Business Combination. If our board of directors is not able to independently determine the fair market value of our initial Business Combination, we will obtain an opinion from an independent investment banking firm or another independent valuation or appraisal firm that regularly provides fairness opinions solely with respect to the satisfaction of such criteria. While we consider it unlikely that our board will not be able to make such independent determination of fair market value, it may be unable to do so if the board is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value meets the 80% test, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the SEC in connection with a proposed transaction will include such opinion.

We anticipate structuring our initial Business Combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial Business Combination could own less than a majority of our outstanding shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the NYSE American’s 80% test. If the Business Combination involves more than one target business, the 80% test will be based on the aggregate value of all of the target businesses.

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

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsor, executive officers or directors, or completing an initial Business Combination through a joint venture or other form of shared ownership with our Sponsor, executive officers or directors. In the event we seek to complete an initial Business Combination with a target that is affiliated (as defined in our amended and restated memorandum and articles of association) with our Sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or another independent entity that commonly renders valuation opinions stating that the consideration to be paid by us in such an initial Business Combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Members of our management team and our independent directors directly or indirectly own Founder Shares and/or Private Placement Warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination. In addition, certain of our officers and directors are members of our Sponsor and own membership interests of our Sponsor. The remaining membership interests are held by third party investors that are not affiliated with members of our management. The low price that our Sponsor, executive officers and directors (directly or indirectly) paid for the Founder Shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. If we are unable to complete our initial Business Combination within the Completion Window, the Founder Shares and Private Placement Warrants may expire, except to the extent they receive liquidating distributions from assets outside the Trust Account, which could create an incentive for our Sponsor, executive officers and directors to complete a transaction even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. Further, each of the members of our management team may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such person was included by a target business as a condition to any agreement with respect to our initial Business Combination.

Our officers and directors presently and in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our Business Combination.

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

Lack of Business Diversification

For an indefinite period of time after the completion of our initial Business Combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete Business Combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business in a single industry. By completing our initial Business Combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial Business Combination; and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

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

Following a Business Combination, we may seek to recruit additional personnel to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional people, or that the individuals that we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

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

Under the NYSE American’s listing rules, shareholder approval would be required for our initial Business Combination if, for example:

●	we issue ordinary shares, or securities convertible into ordinary shares, that will be equal to or in excess of 20% of the number of our ordinary shares then issued and outstanding (other than in a public offering);
●	any of our directors, officers or substantial shareholders (as defined by NYSE American rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares, or securities convertible into ordinary shares, could result in an increase in outstanding ordinary shares of 5% or more; or
●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

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

Permitted Purchases of our Securities

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, initial shareholders, directors, executive officers, advisors or their affiliates may purchase Public Shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination, although they are under no obligation or duty to do so. With respect to purchases of our Public Shares, any such price per share may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial Business Combination. Such a purchase of our Public Shares may include a contractual acknowledgment that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, initial shareholders, directors, officers, advisors or their affiliates purchase Public Shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b - 18 would apply to purchases by Sponsor, initial shareholders, directors, officers, advisors and their affiliates, then such purchases will comply with Rule 10b - 18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to our initial Business Combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, initial shareholders, directors, officers, advisors and their affiliates may enter into transactions with investors and others to provide them with incentives to acquire Public Shares, vote their Public Shares in favor of our initial Business Combination or not redeem their Public Shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase Public Shares or Public Warrants in such transactions.

The purpose of any such transaction could be to (i) increase the likelihood of obtaining shareholder approval of the Business Combination, (ii) reduce the number of Public Warrants outstanding and/or increase the likelihood of approval on any matters submitted to Public Warrant holders for approval in connection with our initial Business Combination or (iii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

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

Our Sponsor, initial shareholders, directors, officers and their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our Sponsor, initial shareholders, directors, officers and their affiliates were to purchase Public Shares or Public Warrants from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our Business Combination transaction would disclose the possibility that our Sponsor, initial shareholders, directors, officers and their affiliates may purchase Public Shares or Public Warrants from public shareholders outside the redemption process, along with the purpose of such purchases;
●	if our Sponsor, initial shareholders, directors, officers and their affiliates were to purchase Public Shares or Public Warrants from public shareholders, they would do so at a price no higher than the price offered through our redemption process;
●	our registration statement/proxy statement filed for our Business Combination transaction would include a representation that any of our securities purchased by our Sponsor, initial shareholders, directors, officers and their affiliates would not be voted in favor of approving the Business Combination transaction;
●	our Sponsor, initial shareholders, directors, officers and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and
●	we would disclose in a Form 8-K, before our security holder meeting to approve the Business Combination transaction, the following material items:
o	the amount of our securities purchased outside of the redemption offer by our Sponsor, initial shareholders, directors, officers and their affiliates, along with the purchase price;
o	the purpose of the purchases by our Sponsor, initial shareholders, directors, officers and their affiliates;
o	the impact, if any, of the purchases by our Sponsor, initial shareholders, directors, officers and their affiliates on the likelihood that the Business Combination transaction will be approved;
o	the identities of our security holders who sold to our Sponsor, initial shareholders, directors, officers and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our Sponsor, initial shareholders, directors, officers and their affiliates; and
o	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Please see “Risk Factors — If we seek shareholder approval of our initial Business Combination, our Sponsor, initial shareholders, directors, officers and their affiliates may elect to purchase Public Shares or Public Warrants from public shareholders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our securities.”

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A Ordinary Shares upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations and on the conditions described herein. The amount in the Trust Account is initially anticipated to be $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our initial shareholders, Sponsor, officers and directors have entered into a letter agreement with us (the “Insider Letter”), pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and Public Shares they may hold in connection with the completion of our initial Business Combination.

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

If we provide our public shareholders with the opportunity to redeem their Public Shares in connection with a shareholder meeting, we will:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and
●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial Business Combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial Business Combination.

If we seek shareholder approval, we will complete our initial Business Combination only if we receive the approval of an ordinary resolution under Cayman Islands law, passed by the affirmative vote of at least a majority of the votes cast by the shareholders of the issued shares represented in person or represented by proxy and entitled to vote on such matter at a general meeting of the company and are voted at a general meeting of the company. In accordance with our amended and restated memorandum and articles of association, a quorum for such meeting will be present if the holders of one third of issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. Our initial shareholders will count towards this quorum and, pursuant to the Insider Letter, our Sponsor, officers and directors have agreed to vote any Founder Shares they hold and any Public Shares purchased during our initial public offering or thereafter (including in open market and privately-negotiated transactions) in favor of our initial Business Combination. For purposes of seeking approval of an ordinary resolution, non- votes will have no effect on the approval of our initial Business Combination once a quorum is obtained. As a result, in addition to our initial shareholders’ Founder Shares, we would need 8,625,001 or 37.5% of the 23,000,000 Public Shares sold in our initial public offering to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved (assuming all outstanding shares are voted). Assuming that only the holders of one-third of our issued and outstanding ordinary shares, representing a quorum under our amended and restated memorandum and articles of association, vote their ordinary shares at a general meeting of the company, we will not need any Public Shares in addition to our Founder Shares to be voted in favor of an initial Business Combination in order to approve an initial Business Combination. However, if our initial Business Combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial Business Combination will require a special resolution passed by the affirmative vote of at least two-thirds of our ordinary shares which are represented in person or by proxy and are voted at a general meeting of the company. These quorum and voting thresholds, and the voting agreements of our initial shareholders, may make it more likely that we will consummate our initial Business Combination. Each public shareholder may elect to redeem its Public Shares irrespective of whether they vote for or against the proposed transaction, or whether they do not vote or abstain from voting on the proposed transaction, or whether they were a shareholder on the record date for the shareholder meeting held to approve the proposed transaction.

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

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we have only the duration of the Completion Window to complete our initial Business Combination. If we are unable to complete our initial Business Combination within such 24 -month period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating or other distributions, if any).

Our initial shareholders, Sponsor, officers and directors have entered into an Insider Letter with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if we fail to complete our initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from assets outside the Trust Account. However, if our initial shareholders, Sponsor or management team acquire Public Shares, they will be entitled to liquidating distributions from the Trust Account and liquidating distributions from assets outside the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the allotted 24- month time period.

Our initial shareholders, Sponsor, officers and directors have agreed, pursuant to the Insider Letter, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our public shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,250,000 of initial public offering proceeds held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

Although we will seek to have all vendors, service providers (other than the underwriters of our initial public offering and our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. The underwriters of our initial public offering and our independent registered public accounting firm will not execute agreements with us waiving such claims to the monies held in the Trust Account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. In order to protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for the company’s independent auditors), or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial Business Combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

Facilities

We currently utilize office space at 1790 Hughes Landing Blvd., Suite 400, The Woodlands, Texas 77380 from our Sponsor. We consider our current office space adequate for our current operations. We will pay our Sponsor (and/or its affiliates or designees) an aggregate of up to $20,000 per month for office space, secretarial, administrative and support services provided to us and members of our management team.  For the years ended December 31, 2025 and 2024, we incurred administrative support services fees of $240,000 and $124,000, respectively. We paid $120,000 and $124,000 during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, we had outstanding accrued administrative support services fees of $120,000 and $0, respectively, which are included in accrued expenses in the accompanying balance sheets. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees.

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

We may choose not to hold a shareholder vote to approve our initial Business Combination if the Business Combination would not require shareholder approval under applicable law or stock exchange listing requirement. Except as required by applicable law or stock exchange requirement, the decision as to whether we will seek shareholder approval of a proposed Business Combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, the holders of our Founder Shares will participate in the vote on such approval. Accordingly, we may complete our initial Business Combination even if a majority of our public shareholders do not approve of the Business Combination we complete. Please see the section entitled “Business - Shareholders May Not Have the Ability to Approve our Initial Business Combination” for additional information.

If we seek shareholder approval of our initial Business Combination, our initial shareholders and management team have agreed to vote in favor of such initial Business Combination, regardless of how our public shareholders vote.

Our initial shareholders own 20% of our outstanding ordinary shares. Our initial shareholders and management team also may from time-to-time purchase Class A Ordinary Shares prior to our initial Business Combination. Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval of an initial Business Combination, such initial Business Combination will be approved if we receive an ordinary resolution under Cayman Islands law, passed by the affirmative vote of at least a majority of the votes cast by the shareholders of the issued shares represented in person or represented by proxy and entitled to vote on such matter at a general meeting of the company and are voted at a general meeting of the Company. As a result, in addition to our initial shareholders’ Founder Shares, we would need 8,625,001 or 37.5% of the 23,000,000 Public Shares sold in our initial public offering to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved (assuming all outstanding shares are voted). Assuming that only the holders of one-third of our issued and outstanding ordinary shares, representing a quorum under our amended and restated memorandum and articles of association, vote their ordinary shares at a general meeting of the company, we will not need any Public Shares in addition to our Founder Shares to be voted in favor of an initial Business Combination in order to approve an initial Business Combination. However, if our initial Business Combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial Business Combination requires a special resolution passed by the affirmative vote of at least two-thirds of our ordinary shares which are represented in person or by proxy and are voted at a general meeting of the Company. Accordingly, if we seek shareholder approval of our initial Business Combination, the agreement by our initial shareholders and management team to vote in favor of our initial Business Combination will increase the likelihood that we will receive the requisite shareholder approval for such initial Business Combination.

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

In addition, raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provisions of the Class B Ordinary Shares result in the issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion of the Class B Ordinary Shares at the time of our Business Combination. The above considerations may limit our ability to complete the most desirable Business Combination available to us or optimize our capital structure and may result in substantial dilution from your purchase of our Class A Ordinary Shares. The effect of this dilution will be greater for shareholders who do not redeem. The amount of the deferred underwriting compensation payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial Business Combination, which may further dilute your investment. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting compensation and after such redemptions, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay the deferred underwriting compensation. We may not be able to generate sufficient value from the completion of our initial Business Combination in order to overcome the dilutive impact of these and other factors, and, accordingly, you may incur a net loss on your investment. Please see “- Risks Relating to Our Securities - The nominal purchase price paid by our Sponsor for the Founder Shares may result in significant dilution to the implied value of your Public Shares upon the consummation of our initial Business Combination” and “- Risks Relating to Our Securities - The value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary at such time is substantially less than $10.00 per share.”

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

Our ability to find a potential target business and the business of any potential target business with which we may consummate a business combination could be materially and adversely affected by events that are outside of our control. For example, geopolitical unrest (such as the ongoing military conflict between Russia and Ukraine, the ongoing conflicts in the Middle East, including hostilities with Iran, and other current or future conflicts), including war, terrorist activity and acts of civil or international hostility are increasing. In particular, although the length, impact and outcome of the ongoing military conflict in Ukraine and the recent conflicts in the Middle East is highly unpredictable, these conflicts could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increase in cyberattacks and espionage. Furthermore, political or economic conflicts between various global actors, and responsive measures that have been taken and could be taken in the future, have created and can further create significant global economic uncertainty that could prolong or expand such conflicts, which could have a lasting impact on regional and global economies and harm our business and operating results.

Similarly, other events outside of our control, including natural disasters, climate-related events pandemic or health crises (such as the COVID-19 pandemic), or government shut-downs, may arise from time to time, any such events may cause significant volatility and declines in the global markets, disproportionate impacts to certain industries or sectors, disruptions to commerce (including to economic activity, travel and supply chain), loss of life and property damage, and may adversely affect the global economy or capital markets, and the business of any potential target business with which we may consummate a Business Combination and could be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable or at all.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to consummate a business combination.

Recent increases in inflation in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial Business Combination.

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

We may decide not to extend the term we have to consummate our initial Business Combination, in which case we would redeem our Public Shares and liquidate, and the warrants would expire.

We have until the end of the Completion Window to consummate our initial Business Combination. If we anticipate that we may be unable to consummate our initial Business Combination within such period, we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial Business Combination. However, we may decide not to seek to extend the date by which we must consummate our initial Business Combination. If we do not seek to extend the date by which we must consummate our initial Business Combination, and we are unable to consummate our initial Business Combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares for a pro rata portion of the funds held in the Trust Account, subject to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Upon our liquidation, our warrants will expire.

If we seek shareholder approval of our initial Business Combination, our Sponsor, initial shareholders, directors, executive officers, advisors and their affiliates may elect to purchase Public Shares or Public Warrants from public shareholders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our securities.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, initial shareholders, directors, executive officers, advisors or their affiliates may purchase Public Shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination, although they are under no obligation to do so. With respect to purchases of our Public Shares, any such price per share may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial Business Combination. Such a purchase of Public Shares may include a contractual acknowledgment that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, initial shareholders, directors, executive officers, advisors or their affiliates purchase Public Shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b-18 would apply to purchases by Sponsor, initial shareholders, directors, officers, advisors and their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to our initial Business Combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, initial shareholders, directors, officers, advisors and their affiliates may enter into transactions with investors and others to provide them with incentives to acquire Public Shares or Public Warrants, vote their Public Shares or Public Warrants in favor of our initial Business Combination or not redeem their Public Shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase Public Shares or Public Warrants in such transactions.

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

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our Sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase Public Shares or Public Warrants from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our Business Combination transaction would disclose the possibility that our Sponsor, initial shareholders, directors, officers, advisors and their affiliates may purchase Public Shares or warrants from public shareholders outside the redemption process, along with the purpose of such purchases;
●	if our Sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase Public Shares or warrants from public shareholders, they would do so at a price no higher than the price offered through our redemption process;
●	our registration statement/proxy statement filed for our Business Combination transaction would include a representation that any of our securities purchased by our Sponsor, initial shareholders, directors, officers, advisors and their affiliates would not be voted in favor of approving the Business Combination transaction;
●	our Sponsor, initial shareholders, directors, officers, advisors and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and
●	we would disclose in a Form 8-K, before our security holder meeting to approve the Business Combination transaction, the following material items:
o	the amount of our securities purchased outside of the redemption offer by our Sponsor, initial shareholders, directors, officers, advisors and their affiliates, along with the purchase price;
o	the purpose of the purchases by our Sponsor, initial shareholders, directors, officers, advisors and their affiliates;
o	the impact, if any, of the purchases by our Sponsor, initial shareholders, directors, officers, advisors and their affiliates on the likelihood that the Business Combination transaction will be approved;
o	the identities of our security holders who sold to our Sponsor, initial shareholders, directors, officers, advisors and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our Sponsor, initial shareholders, directors, officers, advisors and their affiliates; and
o	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

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

Since the net proceeds of the initial public offering and the sale of the Private Placement Warrants are intended to be used to complete one or more initial Business Combinations with a target business or businesses that have not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our initial Business Combinations than do companies subject to Rule 419. Moreover, if the initial public offering had been subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us or in connection with our completion of an initial Business Combination.

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

Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we are unable to complete our initial Business Combination, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the initial public offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our Public Shares the right to redeem their shares for cash at the time of our initial Business Combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we are unable to complete our initial Business Combination, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders. Upon our liquidation, our warrants will expire.

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

The amount of deferred underwriting commissions we must pay upon completion of our initial Business Combination is greater than the amount owed by other special purpose acquisition companies. This could make our company less attractive to potential target businesses, which may frustrate, delay or prevent our ability to complete an initial Business Combination.

Upon the completion of our initial Business Combination, we are required to pay $9,800,000 of deferred underwriting commissions to the underwriters of our initial public offering. This amount is greater than the amount of deferred underwriting commissions owed by other special purpose acquisition companies. Further, the amount of the deferred underwriting commissions payable by us to the underwriters is not currently required to be adjusted for any shares that are redeemed in connection with an initial Business Combination. This could make our company less attractive to target businesses, which could delay or otherwise complicate or frustrate our ability to find and consummate an initial Business Combination, and may result in our inability to consummate an initial Business Combination altogether.

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

As of December 31, 2025, we had $699 available to us outside of the Trust Account to fund our working capital requirements. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial Business Combination. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercisability and exercise price. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to liquidate the Trust Account. Consequently, our public shareholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our Public Shares. Upon our liquidation, our warrants will expire.

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

Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the Trust Account, due to claims of such creditors. Pursuant to the Insider Letter, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for the Company’s independent auditors), or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial Business Combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

If we were deemed to be an investment company for purposes of the Investment Company Act, we would need to register as such under the Investment Company Act and compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. We may also be forced to abandon our efforts to complete an initial Business Combination, and instead be required to liquidate the Trust Account and may be required to change our operations or wind down our operations. In which case, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our securities following such a transaction. Upon our liquidation, our warrants will expire.

If we were deemed to be an investment company for purposes of the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. We may also be forced to abandon our efforts to complete an initial Business Combination and instead be required to liquidate the Trust Account. If we are required to liquidate the Trust Account, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our securities following such a transaction. On the liquidation of our Trust Account, our public shareholders may receive only approximately $10.00, or less in certain circumstances, and upon our liquidation, our warrants will expire. Changes in laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

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

In accordance with the NYSE American’s corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on the NYSE American. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In addition, as holders of our Class A Ordinary Shares, our public shareholders will not have the right to vote on the election of directors until after the consummation of our initial Business Combination.

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

To the extent we complete our initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. In recent years, a number of target businesses have underperformed financially post-Business Combination, There are no assurances that the target business with which we consummate our initial Business Combination will perform as anticipated. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a Business Combination target.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial Business Combination will not have all of these positive attributes. If we complete our initial Business Combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective Business Combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial Business Combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial Business Combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders. Upon our liquidation, our warrants will expire.

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

Each of the agreements we entered into at the time of our initial public offering, other than the warrant agreement and the investment management trust agreement, may be amended without shareholder approval. Such agreements are: the underwriting agreement; the Insider Letter among us and our initial shareholders, Sponsor, officers and directors; the registration rights agreement among us and our initial shareholders; the Private Placement Warrants purchase agreement between us and our Sponsor; and the administrative services agreement among us, our Sponsor and an affiliate of our Sponsor. These agreements contain various provisions that our public shareholders might deem to be material. For example, the Insider Letter and the underwriting agreement contain certain lock-up provisions with respect to the Founder Shares, Private Placement Warrants and other securities held by our initial shareholders, Sponsor, officers and directors. Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our initial Business Combination. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial Business Combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any amendment entered into in connection with the consummation of our initial Business Combination will be disclosed in our proxy materials or tender offer documents, as applicable, related to such initial Business Combination, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our shareholders, may result in the completion of our initial Business Combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up provision discussed above may result in our initial shareholders selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

We may be unable to obtain additional financing to complete our initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination.

We have not selected any specific Business Combination target but intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the initial public offering and the sale of the Private Placement Warrants. As a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemption by public shareholders, we may be required to seek additional financing to complete such proposed initial Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial Business Combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial Business Combination, or to fund the purchase of other companies. If we are unable to complete our initial Business Combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders. Upon our liquidation, our warrants will expire. In addition, even if we do not need additional financing to complete our initial Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial Business Combination.

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

Our Sponsor owns approximately 20.0% of our issued and outstanding ordinary shares. Our Sponsor is exclusively “controlled” for CFIUS purposes by Mr. Graf, who is a U.S. citizen, and thus we do not believe that our Sponsor is a “foreign person” as defined in the CFIUS regulations. However, it is possible that non-U.S. persons could be involved in our initial Business Combination (e.g., as existing shareholders of a target company or as PIPE investors), which may increase the risk that our initial Business Combination becomes subject to regulatory review, including review by CFIUS. As such, an initial Business Combination with a U.S. business or foreign business with U.S. subsidiaries that we may wish to pursue may be subject to CFIUS review. If a particular proposed initial Business Combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to block or delay our proposed initial Business Combination, impose conditions with respect to such initial Business Combination or request the President of the United States to order us to divest all or a portion of the U.S. target business of our initial Business Combination that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of, delay or prevent us from pursuing certain target companies that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial Business Combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have any foreign ownership issues. In addition, certain federally licensed businesses may be subject to rules or regulations that limit foreign ownership. The process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we are unable to consummate our initial Business Combination within the applicable time period required under our amended and restated memorandum and articles of association, including as a result of extended regulatory review of a potential initial Business Combination, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares for a pro rata portion of the funds held in the Trust Account, subject to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, our shareholders will miss the opportunity to benefit from an investment in a target company and the appreciation in value of such investment. Additionally, upon our liquidation, our warrants will expire.

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

Prior to our initial public offering, our Sponsor paid a nominal aggregate purchase price of $25,000 for the Founder Shares, or approximately $0.005 per share. As a result, the value of your Public Shares may be significantly diluted upon the consummation of our initial Business Combination, when the Founder Shares are converted into Class A Ordinary Shares. For example, the following table shows the dilutive effect of the Founder Shares on the implied value of the Public Shares upon the consummation of our initial Business Combination assuming that our equity value at that time is $245,609,352 (including interest earned on the Trust Account through December 31, 2025, and following payment of $9,800,000 of deferred underwriting commissions), which is the amount we would have for our initial Business Combination in the Trust Account assuming no Public Shares are redeemed in connection with our initial Business Combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our Public Shares, the Business Combination transaction costs, any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, as well as the value of our public and private warrants. At such valuation, each of our ordinary shares would have an implied value of $8.20 per share upon consummation of our initial Business Combination, which is an 18.0% decrease as compared to the initial implied value per public share (after taking into consideration the payment of the deferred underwriting commission) of $9.82 and a 20.0% decrease as compared to the implied value per public share (after taking into consideration interest earned on the Trust Account through December 31, 2025, and the payment of $9,800,000 of deferred underwriting commissions).

Public Shares	23,000,000
Founder Shares	5,750,000
Total shares	28,750,000
Total funds in trust available for initial Business Combination	$245,609,352
Initial implied value per public share	$9.82
Implied value per public share including interest earned on the Trust Account through December 31, 2025	$10.68
Implied value per share upon consummation of initial Business Combination	$8.20

The value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary at such time is substantially less than $10.00 per share.

In connection with the initial public offering, our Sponsor has invested in us an aggregate of $4,025,000, comprised of the $25,000 purchase price for the Founder Shares and the $4,000,000 purchase price for the Private Placement Warrants. Assuming a trading price of $10.00 per share upon consummation of our initial Business Combination, the 5,000,000 Founder Shares would have an aggregate implied value of $50,000,000. Even if the trading price of our ordinary shares were as low as $0.81 per share, and the Private Placement Warrants are worthless, the value of the Founder Shares would be equal to the Sponsor’s initial investment in us. As a result, our Sponsor is likely to be able to make a substantial profit on its investment in us at a time when our Public Shares have lost significant value. Accordingly, our management team, which owns interests in our Sponsor, may be more willing to pursue a Business Combination with a riskier or less-established target business than would be the case if our Sponsor had paid the same per share price for the Founder Shares as our public shareholders paid for their Public Shares.

Resources could be wasted in researching Business Combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial Business Combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and upon our liquidation our warrants will expire.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial Business Combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders. Upon our liquidation, our warrants will expire.

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

If we pursue a target a company with operations or opportunities outside of the United States for our initial Business Combination, we would be subject to risks associated with cross-border Business Combinations, including in connection with investigating, agreeing to and completing our initial Business Combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates. Additionally, management of the target business may not be familiar with United States securities laws, and may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect operations.

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

After our initial Business Combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

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

During the course of their careers, members of our management team and board of directors have had significant experience as board members, officers or executives of other companies. As a result of their involvement and positions in these companies, certain persons were, are now, or may in the future become, involved in litigation, investigations or other proceedings relating to the business affairs of such companies or transactions entered into by such companies. For example, directors and officers of GRAF I, including Mr. Graf in his capacity as Chief Executive Officer of GRAF I, as well as the GRAF I Sponsor (but not Mr. Graf in any personal capacity at the GRAF I Sponsor), were previously co-defendants in an ongoing class action in the Delaware Court of Chancery titled Berger v. Graf Acquisition LLC et al, Civ A. No. 2023-0873-LWW, in connection with the business combination between GRAF I and Velodyne. The class plaintiffs alleged that the defendants withheld material information in the definitive proxy statement and that they proffered inflated financial projections about Velodyne to convince GRAF I public stockholders to refrain from exercising their redemption rights. The defendants do not believe that such claims were meritorious; however, to avoid the time and expense of litigation, the matter was settled in October 2025 with no admission of fault. These and other claims, litigation, investigations or other proceedings may have diverted, or may divert, our management team’s and board’s attention and resources away from identifying and selecting a target business or businesses for our initial Business Combination and may negatively affect our reputation, which may impede our ability to complete an initial Business Combination.

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

Further, certain members of our management team may have similar responsibilities in, or serve as directors of, other SPACs. Any such companies may present additional conflicts of interest in pursuing an acquisition target. For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Management - Officers and Directors,” “Management - Conflicts of Interest” and “Certain Relationships and Related Party Transactions.”

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

In November 2021, our Sponsor paid $25,000, or approximately $0.003 per share, to cover certain expenses on our behalf in consideration of 7,187,500 Founder Shares. On February 8, 2024, our Sponsor surrendered 1,437,500 Founder Shares for no consideration, resulting in our Sponsor holding 5,750,000 Founder Shares. On June 7, 2024, our Sponsor transferred 30,000 Founder Shares to each of the Company’s three independent directors (an aggregate of 90,000 Founder Shares), resulting in our Sponsor holding 5,660,000 Founder Shares. Prior to the initial investment in the company of $25,000 by the Sponsor, the company had no assets, tangible or intangible. The purchase price of the Founder Shares was determined by dividing the amount of cash paid to the Company by the number of Founder Shares issued. The number of Founder Shares outstanding was determined based on the expectation at the time that the total size of the initial public offering would be a maximum of 23,000,000 Units if the underwriters’ over-allotment option was exercised in full, and therefore that such Founder Shares would represent 20% of the outstanding shares after the initial public offering.

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

The non-managing Sponsor investors are not required to (i) hold any Units, Class A Ordinary Shares or Public Warrants they purchased in the initial public offering or thereafter for any amount of time, (ii) vote any Class A Ordinary Shares they may own at the applicable time in favor of our initial Business Combination or (iii) refrain from exercising their right to redeem their Public Shares at the time of our initial Business Combination. The non-managing Sponsor investors will have the same rights to the funds held in the Trust Account with respect to the Class A Ordinary Shares underlying the Units they may have purchased in the initial public offering as the rights afforded to our other public shareholders.

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

Our Units, Class A Ordinary Shares, and Public Warrants are listed on the NYSE American. We cannot assure you that our securities will continue to be listed on the NYSE American in the future or prior to our initial Business Combination. In order to continue listing our securities on the NYSE American prior to our initial Business Combination, we must maintain certain financial, distribution and share price levels. Additionally, in connection with our initial Business Combination, we will be required to demonstrate compliance with the NYSE American’s initial listing requirements, which are more rigorous than the NYSE American’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE American. We cannot assure you that we will be able to meet those initial listing requirements at that time.

On April 16, 2026, we received a notice from the NYSE Regulation staff of the NYSE American stating that we are not in compliance with Section 1007 of the NYSE American Company Guide (the “Rule”) because we had not timely filed our Annual Report with the SEC, and that we were automatically granted a period of six months from the due date of the Annual Report to cure the filing delinquency by filing the Annual Report. This Annual Report constitutes such filing and, accordingly, as of the date of the filing of this Annual Report we should regain compliance with the Rule. However, there can be no assurance that we will maintain such compliance or that we will not be delinquent in the future. Any such further delinquency could result in the delisting of our securities from the NYSE American exchange.

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

We registered the Class A Ordinary Shares issuable upon exercise of the warrants in the registration statement for our initial public offering because the warrants will become exercisable 30 days after the completion of our initial Business Combination, which could have been within one year of the initial public offering. However, because the warrants will be exercisable until their expiration date of up to five years after the completion of our initial Business Combination, in order to comply with the requirements of Section 10(a)(3) of the Securities Act following the consummation of our initial Business Combination under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days, after the closing of our initial Business

Combination, we will use our best efforts to file with the SEC a post-effective amendment to the registration statement for our initial public offering, or a new registration statement covering the registration under the Securities Act of the Class A Ordinary Shares issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our initial Business Combination and to maintain a current prospectus relating to the Class A Ordinary Shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

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

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in the initial public offering, our initial shareholders and their permitted transferees can demand that we register the Class A Ordinary Shares into which Founder Shares are convertible, holders of our Private Placement Warrants and their permitted transferees can demand that we register the Private Placement Warrants and the Class A Ordinary Shares issuable upon exercise of the Private Placement Warrants and holders of warrants that may be issued upon conversion of Working Capital Loans (as defined below in the section titled “Certain Relationships and Related

Transactions, and Director Independence – Related Party Loans”) may demand that we register such warrants or the Class A Ordinary Shares issuable upon conversion of such warrants. The registration rights will be exercisable with respect to the Founder Shares, the Private Placement Warrants and the Class A Ordinary Shares issuable upon exercise of such Private Placement Warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A Ordinary Shares. In addition, the existence of the registration rights may make our initial Business Combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A Ordinary Shares that is expected when the ordinary shares owned by our initial shareholders, holders of our Private Placement Warrants or holders of our Working Capital Loans or their respective permitted transferees are registered.

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

Our amended and restated memorandum and articles of association authorize the issuance of up to 400,000,000 Class A Ordinary Shares, par value $0.0001 per share, 80,000,000 Class B Ordinary Shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. As of the date of this Form 10-K, there are 23,000,000 Class A Ordinary Shares, 5,750,000 Class B Ordinary Shares, and 17,500,000 warrants outstanding. The Class B Ordinary Shares are automatically convertible into Class A Ordinary Shares concurrently with or immediately following the consummation of our initial Business Combination, or earlier at the option of the holders thereof, initially at a one-for-one ratio but subject to adjustment as set forth in our amended and restated memorandum and articles of association. The warrants will become exercisable for Class A Ordinary Shares at an initial exercise price of $11.50 per share beginning 30 days after the completion of our initial Business Combination. There are no preference shares issued and outstanding.

We may issue a substantial number of additional Class A Ordinary Shares or preference shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A Ordinary Shares upon conversion of the Class B Ordinary Shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions as set forth in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial Business Combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our Public Shares on any initial Business Combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary shares or preference shares:

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

If (i) we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to our initial shareholders or their affiliates, without taking into account any Founder Shares held by our initial shareholders or such affiliates prior to such issuance) (the “Newly Issued Price”), (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial Business Combination (net of redemptions), and (iii) the  volume weighted average trading price of the Ordinary Shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the Business Combination (such price, the “Market Value”) of our Class A Ordinary Shares is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices described in the registration statement for our initial public offering under “Description of Securities - Warrants - Public Warrants - Redemption of warrants for cash” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial Business Combination with a target business.

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

We issued warrants to purchase 11,500,000 Class A Ordinary Shares in connection with the initial public offering and, simultaneously with the closing of the initial public offering, we issued in a private placement an aggregate of 6,000,000 Private Placement Warrants, at $1.00 per warrant. In addition, if our Sponsor or an affiliate of our Sponsor or certain of our officers and directors makes any Working Capital Loans, such lender may convert those loans into up to an additional 1,500,000 Private Placement Warrants, at the price of $1.00 per warrant.

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

Each Unit contains one-half of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the Units, and only whole warrants will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A Ordinary Shares to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one ordinary share and one warrant to purchase one whole share. We have established the components of the Units in this way in order to reduce the dilutive effect of the warrants upon completion of a Business Combination since the warrants will be exercisable in the aggregate for one-half of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our Units to be worth less than if it included a warrant to purchase one whole share.

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

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined in the section of the initial public offering registration statement captioned “Taxation - United States Federal Income Tax Considerations - U.S. Holders”) of our Class A Ordinary Shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on the status of an acquired company pursuant to a Business Combination and whether we qualify for the PFIC start-up exception (see the section of the initial public offering registration statement captioned “Taxation - United States Federal Income Tax Considerations - U.S. Holders - Passive Foreign Investment Company Rules”). Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. In addition, our U.S. counsel expresses no opinion with respect to our PFIC status for any taxable year.

Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules. For a more detailed explanation of the tax consequences of PFIC classification to U.S. Holders, see the section of the initial public offering registration statement captioned “Taxation - United States Federal Income Tax Considerations - U.S. Holders - Passive Foreign Investment Company Rules.”

An investment our securities may result in uncertain U.S. federal income tax consequences.

An investment in our securities may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the Units we issued in our initial public offering, the allocation an investor makes with respect to the purchase price of a Unit between the Class A ordinary share and the one-half of one warrant included in each Unit could be challenged by the IRS or courts. In addition, the U.S. federal income tax consequences of a cashless exercise of warrants included in the Units we issued in our initial public offering is unclear under current law. Finally, it is unclear whether the redemption rights with respect to our Class A Ordinary Shares suspend the running of a U.S. Holder’s (as defined in section of the initial public offering registration statement titled “Taxation — United States Federal Income Tax Considerations — U.S. Holders”) holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A Ordinary Shares is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividend income” for U.S. federal income tax purposes. See the section of our initial public offering registration statement titled “Taxation — United States Federal Income Tax Considerations” for a summary of the U.S. federal income tax considerations of an investment in our securities. Investors are urged to consult their own tax advisors with respect to these and other tax consequences when acquiring, owning or disposing of our securities.

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

The 1% U.S. federal excise tax on stock buybacks could be imposed on redemptions of our Public Shares if we were to become a “covered corporation” in the future.

On August 16, 2022, the Inflation Reduction Act of 2022 (H.R. 5376) (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new 1% U.S. federal excise tax on certain repurchases (including certain redemptions) of stock by publicly traded domestic (i.e. U.S.) corporations and certain domestic subsidiaries of publicly traded foreign (i.e., non-U.S.) corporations (each, a “covered corporation”) occurring on or after January 1, 2023 (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. For purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year, subject to certain exceptions.

The U.S. Department of Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the Excise Tax. On June 28, 2024, the Treasury issued final regulations addressing the procedural aspects of the Excise Tax reporting and payment, and on November 24, 2025, the Treasury issued final regulations that provide substantive operating rules and computation for the Excise Tax. Under the final Treasury regulations, the Excise Tax is expected to apply to redemptions that are treated as sales or exchanges for U.S. federal income tax purpose. Although the Treasury regulations clarify certain aspects of the Excise Tax, the interpretation and operation of certain other aspects of the Excise Tax remain unclear.

We are currently not a “covered corporation” for purposes of the Excise Tax. Accordingly, we generally would not be subject to the Excise Tax on a redemptions of our stock in connection with an extension of the date by which we must consummate our initial Business Combination or in connection with our liquidation if we fail to consummate our initial Business Combination by such date. If we were to become a “covered corporation” in the future, whether in connection with the consummation of our initial Business Combination with a U.S. company (including if we were to redomicile as a U.S. corporation in connection therewith) or otherwise, whether and to what extent we would be subject to the Excise Tax on a redemption of our stock would depend on a number of factors, including (i) the fair market value of the Class A Ordinary Shares redeemed, (ii) the extent such redemptions could be treated as dividends and not repurchases, (iii) the nature and amount of the equity issued, if any, by the Company within the same taxable year of the redemption treated as a repurchase of stock, and (iv) the content of any other guidance from the U.S. Department of the Treasury. As noted above, the Excise Tax is imposed on the repurchasing corporation itself, not the shareholders from which shares are repurchased. If we were to become a “covered corporation” in the future, the imposition of the Excise Tax could reduce the amount of cash available on hand to complete a Business Combination or to effect the redemptions of Class A Ordinary Shares and thus may affect our ability to complete an initial Business Combination.

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

Our amended and restated memorandum and articles of association provide that the courts of the Cayman Islands will be the exclusive forum for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

As a blank check company, we have no operations and therefore do not have any operations of our own that face cybersecurity threats. However, we do depend on the digital technologies of third parties, and as noted in “Item 1A. Risk Factors” of this Form 10-K, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. Our board of directors oversees risk for our Company, and prior to us making filings with the SEC, our board of directors reviews our risk factors, including the descriptions of the risks we face from cybersecurity threats, as described in “Item 1A. Risk Factors” of this Form 10-K.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Units, Class A Ordinary Shares, and Public Warrants are listed on the NYSE American under the symbols “GRAF.U,” “GRAF” and “GRAF WS”, respectively.

Holders

As of May 11, 2026, there was 1 holder of record of our Units, 1 holder of record of our Class A Ordinary Shares, 4 holders of record of our Class B Ordinary Shares, and 3 holders of record of our warrants.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Offerings

Unregistered Sales

In November 2021, Graf Global Sponsor LLC, our Sponsor, purchased an aggregate of 7,187,500 of our Class B Ordinary Shares in exchange for a capital contribution of $25,000 at an average purchase price of approximately $0.003 per share. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. On February 8, 2024, our Sponsor surrendered 1,437,500 Founder Shares for no consideration, resulting in our Sponsor holding 5,750,000 Founder Shares. All share and per-share amounts have been retroactively restated to reflect the share capitalization. The number of Founder Shares outstanding was determined based on the expectation that the total size of the initial public offering would be a maximum of 23,000,000 Units if the underwriters’ over-allotment option was exercised in full and therefore that such Founder Shares would represent 20% of the outstanding shares after the initial public offering.

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

As of December 31, 2025, after giving effect to our initial public offering and our operations subsequent thereto, approximately $245,609,352 was held in the Trust Account (including $15,609,352 of interest income).

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated in the Cayman Islands on November 17, 2021 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 17, 2021 (inception) through December 31, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2025, we had a net income of $8,019,450, which consists of interest income on cash held in the Trust Account of $9,844,588, offset by general and administrative costs of $1,825,138.

For the year ended December 31, 2024, we had a net income of $5,233,485, which consists of interest income on cash held in the Trust Account of $5,764,764, offset by general and administrative costs of $531,279.

Liquidity, Capital Resources and Going Concern

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

For the year ended December 31, 2025, cash used in operating activities was $393,929. Net income of $8,019,450 was affected by interest earned on cash held in the Trust Account of $9,844,588. Changes in operating assets and liabilities provided $1,431,209 of cash for operating activities.

For the year ended December 31, 2024, cash used in operating activities was $912,010. Net income of $5,233,485 was affected by payment of operation costs through promissory note of $32,151 and interest earned on cash held in the Trust Account of $5,764,764. Changes in operating assets and liabilities used $412,882 of cash for operating activities.

As of December 31, 2025, we had cash held in the Trust Account of $245,609,352 (including $15,609,352 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2025 and 2024, we had cash of $699 and $479,628, respectively, and working capital deficit of $1,168,025 and working capital surplus of $547,403, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with our assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of December 31, 2025, we may need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor $20,000 per month for office space, utilities and secretarial and administrative support services provided to members of the management team. We began incurring these fees on June 25, 2024 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. For the years ended December 31, 2025 and 2024, we incurred administrative support services fees of $240,000 and $124,000, respectively. We paid $120,000 and $124,000 during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, we had outstanding accrued administrative support services fees of $120,000 and $0, respectively, which are included in accrued expenses in the accompanying balance sheets. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management consider in formulating its estimated, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of December 31, 2025, we did not have any critical accounting estimates to be disclosed.

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

This information appears following Item 16 of this Form 10-K and is included herein by reference.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did maintain effective internal control over financial reporting as of December 31, 2025.

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

Item 9B. Other Information

During the quarter ended December 31, 2025, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K; and (ii) there was no information that was required to be disclosed on a Current Report on Form 8-K during such quarter that was not so disclosed.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance Officers and Directors

Our executive officers and directors are as follows:

NAME	AGE	POSITION
James A. Graf	61	Chief Executive Officer, Chief Financial Officer and Director
Louis Bélanger-Martin	55	Director
Kenneth Weinstein	63	Director
Fred S. Zeidman	79	Director

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

Louis Bélanger-Martin, CPA, has served on our board of directors since June 25, 2024. Mr. Bélanger-Martin has over 30 years of management, financial and business development experience. Since 2020, he has been Chief Financial Officer of Smize & Dream, a fast-growing super-premium, all-natural ice cream business he founded together with Tyra Banks, with whom he also worked on the development of the ModelLand location-based entertainment concept in Santa Monica, CA. Since 1996, Mr. Bélanger-Martin has been Co-Founder and Partner of Group W Inc., a multi-industry private equity firm. Since January 2026, he was elected Chairman of the Supervisory Board of SkyFive, a Munich-based aerospace telecom company that provides air-to-ground broadband connectivity for airlines and other aircraft operators. It was founded in 2019 as a spin-off from Nokia. Mr. Bélanger-Martin was Vice Chairman of the board of Global Eagle Entertainment from 2013 to 2016 after completing the merger of AIA with Global Eagle Acquisition Corp., a special purpose acquisition company, in 2013. He served as AIA’s Chief Executive Officer from 2011 to 2013. From 1995 to 2010, Mr. Bélanger-Martin served as Chief Executive Officer of DTI Software, a provider of in-flight entertainment software and services, which he co-founded and which was sold to AIA in 2008. Mr. Bélanger-Martin has been a director of Sonifi Solutions, Inc. (formerly LodgeNet), a privately held interactive content and connectivity solutions provider, and Hybrid Paytech World Inc., a mobile credit, debit and ecouponing company that is publicly listed on The Canadian Securities Exchange. Other roles have included Strategic Advisor at the One Web constellation of low earth orbit satellites in 2019-2020 and board member of e2ip Technologies in 2016-2019. Mr. Bélanger-Martin is a certified management accountant and Canadian CPA. Mr. Bélanger-Martin received a BA in business administration from École des sciences de la gestion (ESG UQAM) in Montreal, a law certificate from University of Montreal in 1994, certification as a member of the Certified Management Accountants of Canada in 1996, and a Harvard Business School executive education program on effective corporate boards in 2013. We believe Mr. Bélanger-Martin is qualified to serve on our board of directors due to his extensive experience as a Chief Executive Officer, as someone who sold his company into a SPAC and as a certified management accountant.

Kenneth Weinstein, PhD, has served on our board of directors since June 25, 2024. Dr. Weinstein is currently the Japan Chair at the Hudson Institute and Founding Chair and CEO of the Indo-Pacific Forum, an organization he co-founded in 2022 with the late Japanese Prime Minister, Shinzo Abe, to promote concrete initiatives to enhance connectivity, resilience, security and prosperity in the free and open Indo-Pacific. He joined Hudson in 1991, was appointed Chief Executive Officer in June 2005, was named president and Chief Executive Officer in March 2011 and maintained those positions through 2020. Under his leadership, Hudson grew significantly in size, prominence, visibility and impact, recruiting top-flight talent and advising officials around the globe. From 2017 until 2020, Dr. Weinstein chaired the Broadcasting Board of Governors, the oversight body for US Agency for Global Media, and was Chair of Radio Free Europe/Radio Liberty, Radio Free Asia, Middle East Broadcasting and the Open Technology Fund. He previously was a member of the National Humanities Council, the governing body of the National Endowment for the Humanities. Dr. Weinstein served, from 2018 to 2023, on the Advisory Committee on Trade Policy and Negotiations, which provides counsel on trade agreements to the United States Trade Representative. In March 2020, he was nominated to serve as US ambassador to Japan. His nomination was reported unanimously out of the Senate Foreign Relations Committee in September 2020, but his nomination expired with the end of the 116th Congress. Dr. Weinstein has written widely for publications in the United States, Europe and Asia. In 2006, he was decorated with a knighthood in arts and letters by the government of France. In September 2024, Dr. Weinstein was appointed as Ombudsman for CBS News, serving as an independent, internal advocate for journalistic integrity and transparency. Dr. Weinstein earned his BA in General Studies in the Humanities from the University of Chicago, DEA in Soviet and Eastern European studies from Institut d’Etudes Politiques de Paris and PhD in Government from Harvard University. We believe Dr. Weinstein is well qualified to serve on our board of directors due to his vast company leadership background and experience as chair and board member of various organizations.

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

Code of Business Conduct and Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics as an exhibit to the registration statement in connection with our initial public offering. You are able to review this document by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics and the charters of the committees of our board of directors can be provided without charge upon request from us. If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or NYSE American rules, we will disclose the nature of such amendment or waiver in a Current Report on Form 8-K.

Insider Trading Policy

We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of the Company’s securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations (the “Insider Trading Policy”). It is also the policy of the Company to comply with all applicable securities laws when transacting in its own securities. A copy of our Insider Trading Policy is attached as Exhibit 19.1 to this Form 10-K.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of May 11, 2026, by:

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

We have based our calculation of the percentage of beneficial ownership on 23,000,000 Class A Ordinary Shares and 5,750,000 Class B Ordinary Shares issued and outstanding as of May 11, 2026.

	NUMBER OF CLASS A		NUMBER OF CLASS B
	ORDINARY		ORDINARY		APPROXIMATE
	SHARES		SHARES		PERCENTAGE OF
	BENEFICIALLY	PERCENTAGE	BENEFICIALLY	PERCENTAGE	TOTAL VOTING
NAME AND ADDRESS OF BENEFICIAL OWNER(1)	OWNED	OF CLASS	OWNED(2)	OF CLASS	POWER
Directors, Executive Officers and Founders
James A. Graf(3)	—	0.00%	5,660,000	98.43%	19.69%
Louis Bélanger-Martin	—	0.00%	30,000	98.43%	*
Kenneth Weinstein	—	0.00%	30,000	*	*
Fred S. Zeidman	—	0.00%	30,000	*	*
All executive officers, directors and director as a group (4 individuals)	—	0.00%	5,750,000	100.00%	20.00%
Five Percent Holders
Graf Global Sponsor, LLC(3)	—	0.00%	5,660,000	98.43%	19.69%
Linden Capital L.P.(4)	1,500,000	6.52%	—	0.00%	5.22%
Highbridge Capital Management, LLC(5)	1,500,000	6.52%	—	0.00%	5.22%
Magnetar Financial LLC(6)	1,633,500	7.10%	—	0.00%	5.68%
First Trust Merger Arbitrage Fund(7)	2,098,916	9.13%	—	0.00%	7.30%
AQR Capital Management, LLC(8)	1,573,974	6.84%	—	0.00%	5.47%

*Less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Graf Global Corp., 1790 Hughes Landing Blvd., Suite 400, The Woodlands, Texas 77380.
(2)	Interests shown consist solely of Founder Shares, classified as Class B Ordinary Shares. Such shares will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of our initial Business Combination, or earlier at the option of the holders thereof, on a one-for-one basis, subject to adjustment.

(3)	Graf Global Sponsor LLC is the record holder of the shares reported herein. James A. Graf is the sole managing member of Graf Global Sponsor LLC. James A. Graf has voting and investment discretion with respect to the ordinary shares held of record by Graf Global Sponsor LLC.
(4)	According to a Schedule 13G filed with the SEC on July 8, 2024 on behalf of Linden Capital L.P. (“Linden Capital”), Linden GP LLC (“Linden GP”), Linden Advisors LP (“Linden Advisors”), and Siu Min (Joe) Wong (“Mr. Wong”) with respect to shares held for the account of Linden Capital and one or more separately managed accounts (the “Managed Accounts”). Linden GP is the general partner of Linden Capital and, in such capacity, may be deemed to beneficially own the shares held by Linden Capital. Linden Advisors is the investment manager of Linden Capital and trading advisor or investment advisor for the Managed Accounts. Mr. Wong is the principal owner and controlling person of Linden Advisors and Linden GP. In such capacities, Linden Advisors and Mr. Wong may each be deemed to beneficially own the shares held by each of Linden Capital and the Managed Accounts. The principal business address for Linden Capital is Victoria Place, 31 Victoria Street, Hamilton HM10, Bermuda. The principal business address for each of Linden Advisors, Linden GP and Mr. Wong is 590 Madison Avenue, 15th Floor, New York, New York 10022.
(5)	According to a Schedule 13G filed with the SEC on October 25, 2024 by Highbridge Capital Management, LLC (“Highbridge”). Highbridge is the investment advisor to certain funds and accounts (the “Highbridge Funds”) which directly hold Class A Ordinary Shares, and accordingly may be deemed to beneficially own 1,500,000 of the Company’s Class A Ordinary Shares. The business address for Highbridge is 277 Park Avenue, 23rd Floor, New York, New York 10172.
(6)	According to a Schedule 13G filed with the SEC on November 6, 2024 by Magnetar Financial LLC (“Magnetar Financial”), Magnetar Capital Partners LP (“Magnetar Capital Partners”), Supernova Management LLC (“Supernova Management”) and David J. Snyderman (“Mr. Snyderman”) with respect to shares held for Magnetar Constellation Master Fund, Ltd (“Constellation Master Fund”) Magnetar Xing He Master Fund Ltd (“Xing He Master Fund”), Magnetar SC Fund Ltd (“SC Fund”), Purpose Alternative Credit Fund Ltd (“Purpose Credit Fund”), Magnetar Structured Credit Fund, LP (“Structured Credit Fund”), Magnetar Alpha Star Fund LLC (“Alpha Star Fund”), Magnetar Lake Credit Fund LLC (“Lake Credit Fund”), Purpose Alternative Credit Fund - T LLC (“Purpose Credit Fund – T”), collectively (the “Magnetar Funds”). Magnetar Financial serves as the investment adviser to the Magnetar Funds, and as such, Magnetar Financial exercises voting and investment power over the shares held for the Magnetar Funds’ accounts. Magnetar Capital Partners serves as the sole member and parent holding company of Magnetar Financial. Supernova Management is the general partner of Magnetar Capital Partners. The manager of Supernova Management is Mr. Snyderman. The address of the principal business office of each of Magnetar Financial, Magnetar Capital Partners, Supernova Management, and Mr. Snyderman is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.
(7)	According to a Schedule 13G filed with the SEC on November 14, 2024 by First Trust Merger Arbitrage Fund (“VARBX”), First Trust Capital Management L.P. (“FTCM”), First Trust Capital Solutions L.P. (“FTCS”), and FTCS Sub GP LLC (“Sub GP”). FTCM, an investment adviser registered with the SEC that provides investment advisory services to, among others, (i) series of Investment Managers Series Trust II, an investment company registered under the Investment Company Act of 1940, specifically First Trust Multi-Strategy Fund and VARBX, (ii) First Trust Alternative Opportunities Fund, an investment company registered under the Investment Company Act of 1940, and (iii) Highland Capital Management Institutional Fund II, LLC, a Delaware limited liability company (collectively, the “Client Accounts”). As investment adviser to the Client Accounts, FTCM has the authority to invest the funds of the Client Accounts in securities (including ordinary shares of the Company) as well as the authority to purchase, vote and dispose of securities, and may thus be deemed the beneficial owner of any of the Company’s ordinary shares held in the Client Accounts. As of September 30, 2024, VARBX owned 1,876,481 ordinary shares, while FTCM, FTCS and Sub GP collectively owned 2,098,916 ordinary shares. FTCS and Sub GP may be deemed to control FTCM and therefore may be deemed to be beneficial owners of the ordinary shares reported thereby. No one individual controls FTCS or Sub GP. FTCS and Sub GP do not own any ordinary shares for their own accounts. The principal business address of FTCM, FTCS and Sub GP is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606. The principal business address of VARBX is 235 West Galena Street, Milwaukee, WI 53212.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Founder Shares

In November 2021, our Sponsor paid $25,000, or approximately $0.003 per share, to cover certain expenses on our behalf in consideration of 7,187,500 Founder Shares. On February 8, 2024, our Sponsor surrendered 1,437,500 Founder Shares for no consideration, resulting in our Sponsor holding 5,750,000 Founder Shares. On June 7, 2024, our Sponsor transferred 30,000 Founder Shares to each of the Company’s three independent directors (an aggregate of 90,000 Founder Shares), resulting in our Sponsor holding 5,660,000 Founder Shares. All share and per-share amounts have been retroactively restated to reflect the share capitalization. The number of Founder Shares outstanding was determined based on the expectation that the total size of the initial public offering would be a maximum of 23,000,000 Units if the underwriters’ over-allotment option was exercised in full, and therefore that such Founder Shares would represent 20% of the outstanding shares after the initial public offering.

Private Placement Warrants

Our Sponsor and Cantor purchased an aggregate of 6,000,000 Private Placement Warrants for an aggregate purchase price of $6,000,000, or $1.00 per warrant, in a private placement that occurred simultaneously with the closing of the initial public offering. Of those 6,000,000 Private Placement Warrants, our Sponsor purchased 4,000,000 Private Placement Warrants and Cantor purchased 2,000,000 Private Placement Warrants. The Private Placement Warrants are identical to the Public Warrants except that, so long as they are held by our Sponsor or its permitted transferees, (i) may not (including the underlying securities), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial Business Combination, (ii) and will be entitled to registration rights and (iii) with respect to Private Placement Warrants held by Cantor and/or its respective designees, will not be exercisable more than five years from the commencement of sales in the initial public offering in accordance with FINRA Rule 5110(g)(8). A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the initial public offering to be held in the Trust Account such that $230,000,000 is held in the Trust Account. If we do not complete our initial Business Combination within the Completion Window, upon our liquidation, the Private Placement Warrants will expire.

Administrative Services Agreement

We currently utilize office space at 1790 Hughes Landing Blvd., Suite 400, The Woodlands, Texas 77380 from our Sponsor. We consider our current office space adequate for our current operations. We pay our Sponsor (and/or its affiliates or designees) an aggregate of up to $20,000 per month for office space, secretarial, administrative and support services provided to us and members of our management team. For the years ended December 31, 2025 and 2024, we incurred administrative support services fees of $240,000 and $124,000, respectively. We paid $120,000 and $124,000 during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, we had outstanding accrued administrative support services fees of $120,000 and $0, respectively, which are included in accrued expenses in the accompanying balance sheets. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees.

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

Related Party Loans and Advances

On November 20, 2021, as amended on February 9, 2024, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). The Note is non-interest bearing, unsecured and due on the earlier of December 31, 2024 or the closing of the Initial Public Offering. The outstanding balance of $155,688 was repaid at the closing of the Initial Public Offering on June 27, 2024.

The Company’s Chief Executive Officer has also paid certain operating expenses on behalf of the Company. As of December 31, 2025, the outstanding balance related to these payments was $14,663.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be converted into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2025 and 2024, the Company had no borrowings under the Working Capital Loans.

Item 14. Principal Accounting Fees and Services.

The firm of WithumSmith+Brown, PC (“Withum”) acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. For the years ended December 31, 2025 and 2024, fees for our independent registered public accounting firm were approximately $102,400 and $122,200, respectively for the services Withum performed in connection with the audit of our December 31, 2025 and December 31, 2024 financial statements included in this Form 10-K.

Audit-Related Fees. For the years ended December 31, 2025 and 2024, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements, respectively.

Tax Fees. For the years ended December 31, 2025 and 2024, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning, respectively.

All Other Fees. For the years ended December 31, 2025 and 2024, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above, respectively.

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

The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

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

4.5	Description of Securities (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K (File No. 001-42142), filed with the SEC on March 13, 2025).
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

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-42142), filed with the SEC on March 13, 2025).
24.1*	Power of Attorney (included on the signature pages herein).
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
97.1

Policy relating to the recovery of erroneously awarded compensation (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-42142), filed with the SEC on March 13, 2025).

99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-42142), filed with the SEC on March 13, 2025).
99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-42142), filed with the SEC on March 13, 2025).
99.3

Nominating and Corporate Governance Committee Charter (incorporated by reference to Exhibit 99.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-42142), filed with the SEC on March 13, 2025).

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
(Principal executive officer and principal financial officer)
Dated: May 11, 2026

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

Name	Title	Date
/s/ James A. Graf	Chief Executive Officer, Chief Financial Officer and Director	May 11, 2026
James A. Graf	(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

/s/ Louis Bélanger-Martin	Director	May 11, 2026
Louis Bélanger-Martin

/s/ Kenneth Weinstein	Director	May 11, 2026
Kenneth Weinstein

/s/ Fred S. Zeidman	Director	May 11, 2026
Fred S. Zeidman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Graf Global Corp.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Graf Global Corp. (the “Company”) as of December 31, 2025 and 2024 and the related statements of operations, changes in shareholders’ deficit, and cash flow for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flow for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by June 27, 2026, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition, the date of mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2021.

New York, New York

May 11, 2026

PCAOB ID Number 100

GRAF GLOBAL CORP.

BALANCE SHEETS

	December 31, 2025	December 31, 2024

Assets
Current assets
Cash	$699	$479,628
Prepaid expenses	115,552	237,465
Total current assets	116,251	717,093
Long-term prepaid insurance	—	109,710
Cash held in Trust Account	245,609,352	235,764,764
Total Assets	$245,725,603	$236,591,567

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued offering costs	$—	$85,000
Due to related party	14,663	—
Accrued expenses	1,269,613	84,690
Total current liabilities	1,284,276	169,690
Deferred underwriting fee	9,800,000	9,800,000
Total Liabilities	11,084,276	9,969,690

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 23,000,000 shares at redemption value of approximately $10.68 and $10.25 per share as of December 31, 2025 and 2024	245,609,352	235,764,764

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2025 and 2024	—	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; none issued or outstanding (excluding 23,000,000 shares subject to possible redemption) as of December 31, 2025 and 2024	—	—
Class B ordinary shares, $0.0001 par value; 80,000,000 shares authorized; 5,750,000 shares issued and outstanding as of December 31, 2025 and 2024	575	575
Additional paid-in capital	—	—
Accumulated deficit	(10,968,600)	(9,143,462)
Total Shareholders’ Deficit	(10,968,025)	(9,142,887)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$245,725,603	$236,591,567

The accompanying notes are an integral part of these financial statements.

GRAF GLOBAL CORP.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2025	2024
General and administrative costs	$1,825,138	$531,279
Loss from operations	(1,825,138)	(531,279)

Other income:
Interest earned on cash held in Trust Account	9,844,588	5,764,764
Total other income	9,844,588	5,764,764

Net income	$8,019,450	$5,233,485

Weighted average shares outstanding of Class A ordinary shares	23,000,000	11,783,562
Basic and diluted net income per ordinary share, Class A ordinary shares	$0.28	$0.30

Weighted average shares outstanding of Class B ordinary shares	5,750,000	5,384,247
Basic and diluted net income per ordinary share, Class B ordinary shares	$0.28	$0.30

The accompanying notes are an integral part of these financial statements.

GRAF GLOBAL CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Class A Ordinary Shares			Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount		Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2023	―	$	―	5,750,000	$575	$24,425	$(181,089)	$(156,089)

Sale of 6,000,000 Private Placement Warrants	―		―	—	—	6,000,000	—	6,000,000

Fair value of Public Warrants at issuance	—		—	―	―	920,000	—	920,000

Allocated value of transaction costs	―		―	—	—	(74,421)	—	(74,421)

Accretion for Class A ordinary shares to redemption amount	―		―	—	—	(6,870,004)	(14,195,858)	(21,065,862)

Net income	—		—	—	—	—	5,233,485	5,233,485

Balance — December 31, 2024	―		―	5,750,000	575	―	(9,143,462)	(9,142,887)

Accretion for Class A ordinary shares to redemption amount	―		―	—	—	—	(9,844,588)	(9,844,588)

Net income	—		—	—	—	—	8,019,450	8,019,450

Balance — December 31, 2025	―	$	―	5,750,000	$575	$ ―	$(10,968,600)	$(10,968,025)

The accompanying notes are an integral part of these financial statements.

GRAF GLOBAL CORP.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024
Cash Flows from Operating Activities:
Net income	$8,019,450	$5,233,485
Adjustments to reconcile net income to net cash used in operating activities:
Payment of operation costs through promissory note	—	32,151
Interest earned on cash held in Trust Account	(9,844,588)	(5,764,764)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	121,913	(237,465)
Long-term prepaid insurance	109,710	(109,710)
Due to related party	14,663	—
Accrued expenses	1,184,923	(65,707)
Net cash used in operating activities	(393,929)	(912,010)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(230,000,000)
Net cash used in investing activities	—	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	226,000,000
Proceeds from sale of Private Placements Warrants	—	6,000,000
Advances from related party	—	5,696
Repayment of advances from related party	—	(5,696)
Repayment of promissory note - related party	—	(155,688)
Payment of offering costs	(85,000)	(452,674)
Net cash (used in) provided by financing activities	(85,000)	231,391,638

Net Change in Cash	(478,929)	479,628
Cash – Beginning of period	479,628	—
Cash – End of period	$699	$479,628

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$85,000
Deferred underwriting fee payable	$—	$9,800,000
Deferred offering costs paid through promissory note – related party	$—	$117,845

The accompanying notes are an integral part of these financial statements.

GRAF GLOBAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

As of December 31, 2025, the Company had not yet commenced operations. All activity for the period from November 17, 2021 (inception) through December 31, 2025 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Liquidity and Going Concern

As of December 31, 2025, the Company had $699 in its operating bank account and working capital deficit of $1,168,025.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of December 31, 2025, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $699 and $479,628 in cash and no cash equivalents as of December 31, 2025 and 2024, respectively.

Cash Held in Trust Account

As of December 31, 2025 and 2024, the assets held in the Trust Account were in an interest bearing demand deposit account at a bank, amounting to $245,609,352 and $235,764,764, respectively.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of December 31, 2025 and 2024, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. At December 31, 2025 and 2024, the Class A Ordinary Shares subject to redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(920,000)
Class A ordinary shares issuance costs	(14,381,098)
Plus:
Remeasurement of carrying value to redemption value	21,065,862
Class A ordinary shares subject to possible redemption, December 31, 2024	235,764,764
Plus:
Remeasurement of carrying value to redemption value	9,844,588
Class A ordinary shares subject to possible redemption, December 31, 2025	$245,609,352

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted net income does not consider the effect of the Public Warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 6,000,000 shares of Class A Ordinary Shares in the calculation of diluted income per ordinary share, because their exercise is contingent upon future events. As a result, diluted net income per Ordinary Share is the same as basic net income per Ordinary Share for the year ended December 31, 2025 and 2024. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income per Ordinary Share (in dollars, except per share amounts):

	For the Years Ended December 31,
	2025		2024

	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$6,415,560	$1,603,890	$3,592,135	$1,641,350
Denominator:
Basic weighted average shares outstanding	23,000,000	5,750,000	11,783,562	5,384,247
Basic net income per ordinary share	$0.28	$0.28	$0.30	$0.30

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

On June 7, 2024, the Sponsor transferred 30,000 Founder Shares to each of the Company’s three independent directors, Louis Bélanger-Martin, Kenneth Weinstein, and Fred Zeidman, for an aggregate of 90,000 Founder Shares, at a price of $0.003 per share. Each independent director paid $90 or an aggregate purchase price of $270 in consideration of the assignment of shares. The sale of the Founder Shares to each of the Company’s three independent directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 90,000 shares granted to the Company’s three independent directors was $107,100 or $1.19 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2025 and 2024, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on June 25, 2024, through the earlier of consummation of the initial Business Combination and the liquidation, to pay an affiliate of the Sponsor $20,000 per month for office space, utilities and secretarial and administrative support services provided to members of the management team. For the years ended December 31, 2025 and 2024, the Company incurred administrative support services fees of $240,000 and $124,000, respectively. The Company paid $120,000 and $124,000 during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the Company had outstanding accrued administrative support services fees of $120,000 and $0, respectively, which are included in accrued expenses in the accompanying balance sheets.

In addition, the Sponsor, officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. For the year ended December 31, 2025, the Company incurred $40,106 such expenses. For the year ended December 31, 2024, the Company did not have any reimbursements.

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

Due to Related Party

The Company’s Chief Executive Officer paid certain operating expenses on behalf of the Company. These amounts are payable and have been recorded as due to related party in the accompanying balance sheets. As of December 31, 2025, the outstanding balance related to these payments was $14,663.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be converted into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2025 and 2024, the Company had no borrowings under the Working Capital Loans.

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of December 31, 2025 and 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 400,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. Holders of the Company’s Class A Ordinary Shares are entitled to one vote for each share. As of December 31, 2025 and 2024, there were no Class A Ordinary Shares issued or outstanding, excluding 23,000,000 Class A Ordinary Shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 80,000,000 Class B Ordinary Shares with a par value of $0.0001 per share. As of December 31, 2025 and 2024, there were 5,750,000 Class B Ordinary Shares issued and outstanding. Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of Class A Ordinary Shares and holders of Class B Ordinary Shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law.

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

Warrants — As of December 31, 2025, there were 17,500,000 warrants outstanding, including 11,500,000 Public Warrants and 6,000,000 Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances).

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

At December 31, 2025 and 2024, assets held in the Trust Account were comprised of $245,609,352 and $235,764,764 in interest-bearing demand deposit at a bank. As of December 31, 2025 and 2024, the Company did not withdraw any amount of interest earned on the Trust Account.

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the statements of operations as net income. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	December 31, 2025	December 31, 2024
Cash held in Trust Account	$245,609,352	$235,764,764
Cash	$699	$479,628

	For the Years Ended December 31,
	2025	2024
General and administrative costs	$1,825,138	$531,279
Interest earned on cash held in Trust Account	$9,844,588	$5,764,764

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Investment Management Trust Agreement, dated June 25, 2024, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. general and administrative expenses, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income are reported on the statements of operations and described within their respective disclosures.

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