Form 10-Q
period 2026-03-31
Graf Global Corp.
filed 2026-05-15
CIK 1897463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

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

As of May 15, 2026, there were 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

GRAF GLOBAL CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

GRAF GLOBAL CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets
Cash	$928	$699
Prepaid expenses	56,629	115,552
Total current assets	57,557	116,251
Cash held in Trust Account	247,740,885	245,609,352
Total Assets	$247,798,442	$245,725,603

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Advance from related party	$50,000	$—
Due to related party	14,663	14,663
Accrued expenses	1,191,964	1,269,613
Total current liabilities	1,256,627	1,284,276
Deferred underwriting fee	9,800,000	9,800,000
Total Liabilities	11,056,627	11,084,276

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 23,000,000 shares at redemption value of approximately $10.77 and $10.68 per share as of March 31, 2026 and December 31, 2025, respectively	247,740,885	245,609,352

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; none issued or outstanding (excluding 23,000,000 shares subject to possible redemption) as of March 31, 2026 and December 31, 2025	—	—
Class B ordinary shares, $0.0001 par value; 80,000,000 shares authorized; 5,750,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025	575	575
Additional paid-in capital	—	—
Accumulated deficit	(10,999,645)	(10,968,600)
Total Shareholders’ Deficit	(10,999,070)	(10,968,025)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$247,798,442	$245,725,603

The accompanying notes are an integral part of these unaudited condensed financial statements.

GRAF GLOBAL CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
General and administrative expenses	$31,045	$273,149
Loss from operations	(31,045)	(273,149)

Other income:
Interest earned on cash held in Trust Account	2,131,533	2,443,306
Total other income	2,131,533	2,443,306

Net income	$2,100,488	$2,170,157

Weighted average shares outstanding of Class A ordinary shares	23,000,000	23,000,000
Basic and diluted net income per ordinary share, Class A ordinary shares	$0.07	$0.08

Weighted average shares outstanding of Class B ordinary shares	5,750,000	5,750,000
Basic and diluted net income per ordinary share, Class B ordinary shares	$0.07	$0.08

The accompanying notes are an integral part of these unaudited condensed financial statements.

GRAF GLOBAL CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class A Ordinary		Class B Ordinary		Additional		Total
	Shares		Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2025	—	$—	5,750,000	$575	$—	$(10,968,600)	$(10,968,025)

Accretion for Class A ordinary shares to redemption amount	―	―	—	—	—	(2,131,533)	(2,131,533)

Net income	—	—	—	—	—	2,100,488	2,100,488

Balance – March 31, 2026 (unaudited)	—	$—	5,750,000	$575	$—	$(10,999,645)	$(10,999,070)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A Ordinary		Class B Ordinary		Additional		Total
	Shares		Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2024	―	$—	5,750,000	$575	$—	$(9,143,462)	$(9,142,887)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,443,306)	(2,443,306)

Net income	―	—	—	—	—	2,170,157	2,170,157

Balance – March 31, 2025 (unaudited)	—	$—	5,750,000	$575	$—	$(9,416,611)	$(9,416,036)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GRAF GLOBAL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income	$2,100,488	$2,170,157
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash held in Trust Account	(2,131,533)	(2,443,306)
Changes in operating assets and liabilities:
Prepaid expenses	58,923	7,818
Due from Sponsor	—	(141)
Long-term prepaid insurance	—	56,423
Accrued expenses	(77,649)	89,587
Net cash used in operating activities	(49,771)	(119,462)

Cash Flows from Financing Activities:
Advance from related party	50,000	—
Net cash provided by financing activities	50,000	—

Net Change in Cash	229	(119,462)
Cash – Beginning of period	699	479,628
Cash – End of period	$928	$360,166

The accompanying notes are an integral part of these unaudited condensed financial statements.

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

As of March 31, 2026, the Company had not yet commenced operations. All activity for the period from November 17, 2021 (inception) through March 31, 2026 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

MARCH 31, 2026

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

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem, regardless of whether they abstain, vote for, or against, a Business Combination, all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable)). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters of the Initial Public Offering (as discussed in Note 6).

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

Notwithstanding the foregoing, the Amended and Restated Memorandum and Articles of Association provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares without the prior consent of the Company.

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

Liquidity and Going Concern

As of March 31, 2026, the Company had $928 in its operating bank account and working capital deficit of $1,199,070.

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

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements - Going Concern,” as of March 31, 2026, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s December 31, 2025 Annual Report on Form 10-K as filed with the SEC on May 11, 2026. The interim results for the three months ended March 31, 2026 is not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

MARCH 31, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $928 and $699 in cash and no cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

Cash Held in Trust Account

As of March 31, 2026 and December 31, 2025, the assets held in the Trust Account were in an interest bearing demand deposit account at a bank, amounting to $247,740,885 and $245,609,352, respectively.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480, “Distinguishing Liabilities from Equity”, and ASC 815-15, “Derivatives and Hedging”. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. In accordance with ASC 825-10, “Financial Instruments”, offering costs attributable to the issuance of the derivative warrant liabilities are allocated based on their relative fair value of total proceeds and are recognized in the unaudited condensed statements of operations as incurred.

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

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A Ordinary Shares and Public Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Warrants and then to the Class A Ordinary Shares. Offering costs allocated to the Public Shares were charged to temporary equity and offering costs allocated to the Public Warrants and Private Placement Warrants were charged to shareholders’ deficit as Public Warrants and Private Placement Warrants after management’s evaluation were accounted for under equity treatment.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026 and December 31, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of March 31, 2026 and December 31, 2025, the Class A Ordinary Shares subject to redemption reflected in the condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2024	$235,764,764
Plus:
Remeasurement of carrying value to redemption value	9,844,588
Class A ordinary shares subject to possible redemption, December 31, 2025	245,609,352
Plus:
Remeasurement of carrying value to redemption value	2,131,533
Class A ordinary shares subject to possible redemption, March 31, 2026	$247,740,885

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

The calculation of diluted net income does not consider the effect of the Public Warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 6,000,000 shares of Class A Ordinary Shares in the calculation of diluted income per Ordinary Share, because their exercise is contingent upon future events. As a result, diluted net income per Ordinary Share is the same as basic net income per Ordinary Share for the three months ended March 31, 2026 and 2025. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income per Ordinary Share (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2026		2025

	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$1,680,390	$420,098	$1,736,126	$434,031
Denominator:
Basic and diluted weighted average ordinary shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000
Basic and diluted net income per ordinary share	$0.07	$0.07	$0.08	$0.08

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

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

On June 7, 2024, the Sponsor transferred 30,000 Founder Shares to each of the Company’s three independent directors, Louis Bélanger-Martin, Kenneth Weinstein, and Fred Zeidman, for an aggregate of 90,000 Founder Shares, at a price of $0.003 per share. Each independent director paid $90 or an aggregate purchase price of $270 in consideration of the assignment of shares. The sale of the Founder Shares to each of the Company’s three independent directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 90,000 shares granted to the Company’s three independent directors was $107,100 or $1.19 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2026, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on June 25, 2024, through the earlier of consummation of the initial Business Combination and the liquidation, to pay an affiliate of the Sponsor $20,000 per month for office space, utilities and secretarial and administrative support services provided to members of the management team. For the three months ended March 31, 2026, the Company incurred $60,000 in administrative support services fees, of which $60,000 is included in accrued expenses as of March 31, 2026 in the accompanying condensed balance sheets. For the three months ended March 31, 2025, the Company incurred and paid $60,000 in administrative support service fees.

In addition, the Sponsor, officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. For the three months ended March 31, 2026 and 2025, the Company incurred $5,592 and $10,305 such expenses, respectively.

Due from Sponsor

The Company paid the Sponsor $9,544 in excess of the outstanding promissory note balance at the closing of the Initial Public Offering. The excess payment was repaid by the Company as of December 31, 2024. There was no outstanding amount due from Sponsor as of December 31, 2024.

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

Due to Related Party

The Company’s Chief Executive Officer paid certain operating expenses on behalf of the Company. These amounts are payable and have been recorded as due to related party in the accompanying condensed balance sheets. As of March 31, 2026, the outstanding balance related to these payments was $14,663.

Advance from Related Party

As of March 31, 2026, a related party had advanced the Company $50,000 for working capital purposes, of which $0 was repaid during the three months ended March 31, 2026. As of March 31, 2026 and December 31, 2025, the outstanding balance under the advances amounted to $50,000 and $0, respectively. The terms of such advances and any additional funding that may be required for working capital through the closing of the Company’s initial Business Combination are expected to be finalized in connection with the Company’s initial Business Combination, if any.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be converted into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 400,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. Holders of the Company’s Class A Ordinary Shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were no Class A Ordinary Shares issued or outstanding, excluding 23,000,000 Class A Ordinary Shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 80,000,000 Class B Ordinary Shares with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, there were 5,750,000 Class B Ordinary Shares issued and outstanding. Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of Class A Ordinary Shares and holders of Class B Ordinary Shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law.

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

Warrants — As of March 31, 2026 and December 31, 2025, there were 17,500,000 warrants outstanding, including 11,500,000 Public Warrants and 6,000,000 Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances). The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A Ordinary Shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A Ordinary Shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A Ordinary Shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A Ordinary Shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

MARCH 31, 2026

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

NOTE 9. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the unaudited condensed statements of operations as net income. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	March 31,	December 31,
	2026	2025
Cash held in Trust Account	$247,740,885	$245,609,352
Cash	$928	$699

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2026	March 31, 2025
General and administrative expenses	$31,045	$273,149
Interest earned on cash held in Trust Account	$2,131,533	$2,443,306

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Investment Management Trust Agreement, dated June 25, 2024, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income are reported on the unaudited condensed statements of operations and described within their respective disclosures.

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

Overview

We are a blank check company incorporated in the Cayman Islands on November 17, 2021 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial Business Combination. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

On April 16, 2026, the Company received a notice (the “Notice”) from the NYSE Regulation staff of the NYSE American LLC (the “NYSE American”) stating that the Company was not in compliance with Section 1007 of the NYSE American Company Guide (the “Rule”) because it had not timely filed its Annual Report with the SEC. Under the Rule, the Company was automatically granted a period of six months from the due date of the Annual Report to cure the filing delinquency by filing the Annual Report. The Company filed its Annual Report on May 11, 2026, and on the same day, the NYSE American confirmed that the Company had regained compliance with the Rule.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 17, 2021 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026 we had a net income of $2,100,488, which consists of interest income on cash held in the Trust Account of $2,131,533, offset by general and administrative expenses of $31,045.

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

For the three months ended March 31, 2026, cash used in operating activities was $49,771. Net income of $2,100,488 was affected by interest earned on cash held in the Trust Account of $2,131,533. Changes in operating assets and liabilities used $18,726 of cash for operating activities.

For the three months ended March 31, 2025, cash used in operating activities was $119,462. Net income of $2,170,157 was affected by interest earned on cash held in the Trust Account of $2,443,306. Changes in operating assets and liabilities used $153,687 of cash for operating activities.

As of March 31, 2026, we had cash held in the Trust Account of $247,740,885 (including $17,740,885 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026 and December 31, 2025, we had cash of $928 and $699, respectively, and working capital deficit of $1,199,070 and $1,168,025, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with our assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of March 31, 2026, we may need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor $20,000 per month for office space, utilities and secretarial and administrative support services provided to members of the management team. We began incurring these fees on June 25, 2024 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. For the three months ended March 31, 2026, we incurred $60,000 in administrative support services fees, of which $60,000 is included in accrued expenses as of March 31, 2026 in the accompanying unaudited condensed balance sheets. For the three months ended March 31, 2025, we incurred and paid $60,000 in administrative support service fees.

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

Critical Accounting Estimates and Standards

The preparation of the condensed financial statements and notes thereto included elsewhere in this Quarterly Report in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our condensed financial statements and notes thereto included elsewhere in this Quarterly Report could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. Using a valuation, the Company estimated the fair value of the Public Warrants as of the Initial Public Offering. Other than estimating the value of the Public Warrants, we did not have any other critical accounting estimates as of March 31, 2026.

Warrant Instruments

We accounted for the Public and Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”, whereby under that provision, the warrants that do not meet the criteria for equity treatment must be recorded as liability. Accordingly, we evaluated and classified the warrant instruments under equity treatment at their assigned value. Such guidance provides that the warrants described above will not be precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value).

Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Ordinary Shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Ordinary Shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

Net Income per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. We have two classes of shares, Class A Ordinary Shares and Class B Ordinary Shares. Income and losses are shared pro rata between the two classes of shares. Net income per Ordinary Share is computed by dividing net income by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable Ordinary Shares is excluded from income per Ordinary Share as the redemption value approximates fair value.

Recent Accounting Standards

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024 - 03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220 - 40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the unaudited condensed financial statements on an interim and annual basis. ASU 2024 - 03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024 - 03.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2026.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.

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

As of March 31, 2026, after giving effect to our Initial Public Offering and our operations subsequent thereto, approximately $247,740,885 was held in the Trust Account, and we had approximately $928 of unrestricted cash available to us for our activities in connection with identifying and consummating an initial Business Combination, and for general corporate matters.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

10b5-1 Trading Arrangements.

During the quarter ended March 31, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

GRAF GLOBAL CORP.

Date: May 15, 2026	By:	/s/ James A. Graf
	Name:	James A. Graf
	Title:	Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)