Form 10-Q
period 2026-06-30
Graf Global Corp.
filed 2026-08-14
CIK 1897463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

(310) 745-8669

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	TONT U	NYSE American LLC
Class A ordinary shares, par value $0.0001 per share	TONT	NYSE American LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	TONT WS	NYSE American LLC

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

As of August 14, 2026, there were 14,159,632 Class A ordinary shares, par value $0.0001 per share, and 1 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

GRAF GLOBAL CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

GRAF GLOBAL CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets
Cash	$21,149	$699
Prepaid expenses	165	115,552
Total current assets	21,314	116,251
Cash held in Trust Account	91,383,294	245,609,352
Total Assets	$91,404,608	$245,725,603

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Due to related party	$—	$14,663
Accrued expenses	2,961,735	1,269,613
Promissory note - related party	200,000	—
Total current liabilities	3,161,735	1,284,276
Deferred underwriting fee	9,800,000	9,800,000
Total Liabilities	12,961,735	11,084,276

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 8,409,633 and 23,000,000 shares at redemption value of approximately $10.87 and $10.68 per share as of June 30, 2026 and December 31, 2025, respectively	91,383,294	245,609,352

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 5,749,999 and 0 issued or outstanding (excluding 8,409,633 and 23,000,000 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025, respectively	575	—
Class B ordinary shares, $0.0001 par value; 80,000,000 shares authorized; 1 and 5,750,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	575
Additional paid-in capital	—	—
Accumulated deficit	(12,940,996)	(10,968,600)
Total Shareholders’ Deficit	(12,940,421)	(10,968,025)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$91,404,608	$245,725,603

The accompanying notes are an integral part of these unaudited condensed financial statements.

GRAF GLOBAL CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative expenses	$1,941,351	$193,321	$1,972,396	$466,470
Non-redemption agreements expenses	697,987	—	697,987	—
Loss from operations	(2,639,338)	(193,321)	(2,670,383)	(466,470)

Other income:
Interest earned on cash held in Trust Account	2,132,285	2,489,888	4,263,818	4,933,194
Total other income	2,132,285	2,489,888	4,263,818	4,933,194

Net income (loss)	$(507,053)	$2,296,567	$1,593,435	$4,466,724

Weighted average shares outstanding of Class A ordinary shares redeemable shares	23,082,947	23,000,000	23,041,702	23,000,000
Basic and diluted net income (loss) per ordinary share, Class A ordinary shares redeemable shares	$(0.02)	$0.08	$0.06	$0.16

Weighted average shares outstanding of Class A and Class B ordinary shares non-redeemable shares	4,928,572	5,750,000	5,337,017	5,750,000
Basic and diluted net income (loss) per ordinary share, Class A and Class B ordinary shares non-redeemable shares	$(0.02)	$0.08	$0.06	$0.16

The accompanying notes are an integral part of these unaudited condensed financial statements.

GRAF GLOBAL CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary		Class B Ordinary		Additional		Total
	Shares		Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2025	—	$—	5,750,000	$575	$—	$(10,968,600)	$(10,968,025)

Accretion for Class A ordinary shares to redemption amount	―	―	—	—	—	(2,131,533)	(2,131,533)

Net income	—	—	—	—	—	2,100,488	2,100,488

Balance – March 31, 2026 (unaudited)	―	―	5,750,000	575	―	(10,999,645)	(10,999,070)

Accretion for Class A ordinary shares to redemption amount	―	―	—	—	(697,987)	(1,434,298)	(2,132,285)

Conversion of Class B shares to Class A non-redeemable	5,749,999	575	(5,749,999)	(575)	—	—	—

Capital contribution on non-redemption agreements expense	—	—	—	—	697,987	—	697,987

Net loss	—	—	—	—	—	(507,053)	(507,053)

Balance – June 30, 2026 (unaudited)	5,749,999	$575	1	$—	$—	$(12,940,996)	$(12,940,421)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A Ordinary		Class B Ordinary		Additional		Total
	Shares		Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2024	―	$—	5,750,000	$575	$—	$(9,143,462)	$(9,142,887)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,443,306)	(2,443,306)

Net income	―	—	—	—	—	2,170,157	2,170,157

Balance —March 31, 2025 (unaudited)	―	—	5,750,000	575	—	(9,416,611)	(9,416,036)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,489,888)	(2,489,888)

Net income	―	—	—	—	—	2,296,567	2,296,567

Balance – June 30, 2025 (unaudited)	—	$—	5,750,000	$575	$—	$(9,609,932)	$(9,609,357)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GRAF GLOBAL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$1,593,435	$4,466,724
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash held in Trust Account	(4,263,818)	(4,933,194)
Non-redemption agreements expense	697,987	—
Changes in operating assets and liabilities:
Prepaid expenses	115,387	14,068
Long-term prepaid insurance	—	109,710
Due to related party	(14,663)	—
Accrued expenses	1,692,122	55,302
Net cash used in operating activities	(179,550)	(287,390)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	158,489,876	—
Net cash provided by investing activities	158,489,876	—

Cash Flows from Financing Activities:
Payment of offering costs	—	(85,000)
Proceeds from promissory note - related party	200,000	—
Redemption of ordinary shares	(158,489,876)	—
Net cash used in financing activities	(158,289,876)	(85,000)

Net Change in Cash	20,450	(372,390)
Cash – Beginning of period	699	479,628
Cash – End of period	$21,149	$107,238

Non-Cash investing and financing activities:

Conversion of Class B Ordinary Shares to Class A Ordinary Shares	$575	$—

Equity contribution from Non-Redemption Agreements	$697,987	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not yet commenced operations. All activity for the period from November 17, 2021 (inception) through June 30, 2026 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, the Company’s search for, negotiation of, and efforts to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Following the closing of the Initial Public Offering, on June 27, 2024, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the sale of the Private Placement Warrants was placed in the trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee and held as cash or invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. To mitigate the risk that might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time in its own discretion, instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest bearing bank demand deposit account. As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account were in an interest bearing demand deposit account at a bank.

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

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The Company’s Sponsor, executive officers and directors have agreed not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association that would affect the substance or timing of the Company’s obligation to provide for the redemption of its Public Shares in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A Ordinary Shares in conjunction with any such amendment.

Pursuant to the Company’s Amended and Restated Memorandum and Articles of Association, the Company initially had 24 months from the closing of the Initial Public Offering to consummate a Business Combination. The Company refers to such amount of time, including any extended time that the Company has to consummate a Business Combination beyond 24 months as a result of a shareholder vote to amend the Amended and Restated Memorandum and Articles of Association, as the “Combination Period”. If the Company does not complete an initial Business Combination within the Combination Period, the Company will but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any) subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. In such event, the warrants will expire and be worthless.

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

On June 18, 2026, the Sponsor and certain members of the board of directors of the Company, Louis Bélanger-Martin, Kenneth Weinstein and Fred Zeidman (such directors together with the Sponsor, the “Converting Shareholders”), irrevocably exercised their right to convert (the “Conversions”) an aggregate of 5,749,999 Class B ordinary shares, par value $0.0001 per share (“Class B Ordinary Shares”), on a one-for-one basis into an aggregate of 5,749,999 Class A Ordinary Shares, pursuant to the terms of the Class B Ordinary Shares and the Company’s Amended and Restated Memorandum and Articles of Association.

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Extension

On June 26, 2026, the Company held an extraordinary general meeting of shareholders of the Company (the “Meeting”), at which shareholders approved an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (such amendment, the “Extension”) to extend the date by which the Company has to consummate an initial Business Combination from June 27, 2026 to September 27, 2026, and provided that the Company has executed a definitive agreement for an initial Business Combination by September 27, 2026 but has not consummated an initial Business Combination by such date, to permit the Company’s Board of Directors, in its sole discretion, to further extend such date up to three times in one month increments, to up to December 27, 2026.

In connection with the Meeting, shareholders holding an aggregate of 14,590,367 Class A Ordinary Shares exercised their right to redeem their shares for approximately $10.86 per share from the funds held in the Company’s Trust Account, leaving approximately $91.4 million in cash in the Trust Account after satisfaction of such redemptions. Following such redemptions, the Company had an aggregate of 14,159,633 ordinary shares outstanding, of which 14,159,632 were Class A Ordinary Shares and 1 was a Class B Ordinary Share.

In connection with the Meeting, the Company and the Sponsor entered into Non-Redemption Agreements (See Note 6).

Business Combination Agreement

On June 12, 2026, the Company entered into the business combination agreement (the “Business Combination Agreement”) with BIG3 HoldCo LLC, a Delaware limited liability company (“BIG3”), Halfcourt Holdco, Inc., a Delaware corporation (“PubCo”), Halfcourt Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of PubCo (“SPAC Merger Sub”), and Halfcourt Merger Sub LLC, a Delaware limited liability company and wholly-owned subsidiary of PubCo (“Company Merger Sub”). Pursuant to the Business Combination Agreement, and on the terms and subject to the conditions thereof, among other things, (a) on the day that is one day prior to the date of the SPAC Merger (as defined below), the Company will transfer, by way of continuation, out of the Cayman Islands and into the State of Delaware so as to re-domicile as and become a Delaware corporation (the “Domestication”), and (b) at the closing, (i) SPAC Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity and a wholly-owned subsidiary of PubCo (the “SPAC Merger”) and (ii) Company Merger Sub will merge with and into Big3, with Big3 continuing as the surviving entity and a wholly-owned subsidiary of PubCo (the “Company Merger”, and the Company Merger together with the SPAC Merger, the “Mergers”). The Mergers, collectively with the Domestication and all other transactions contemplated by the Business Combination Agreement, are referred to in this Quarterly Report as the “BIG3 Business Combination”.

Concurrently with the execution of the Business Combination Agreement, the Company entered into the Sponsor Support Agreement (the “Sponsor Support Agreement”) with the Sponsor, each of Graf’s independent directors (together with Sponsor, the “Insiders”), PubCo and BIG3, pursuant to which the Insiders agreed to, among other things, vote in favor of and otherwise support the Business Combination. In addition, pursuant to the Sponsor Support Agreement, the Sponsor will, effective as of immediately prior to the Domestication and conditioned upon the closing of the Business Combination, forfeit and surrender to the Company an aggregate of 2,750,000 Founder Shares held by the Sponsor. The Sponsor may, in its discretion, transfer to third parties up to an additional 500,000 Founder Shares held by the Sponsor to incentivize non-redemptions or investments into the Company or PubCo or otherwise to support the Business Combination (the “Discretionary Founder Shares”), provided that any portion of the Discretionary Founder Shares that are not so transferred shall be forfeited by the Sponsor and surrendered to the Company. In addition, pursuant to the Sponsor Support Agreement, 500,000 shares of Pubco Class A Common Stock to be held by the Sponsor as of the closing will be subject to vesting over a five-year period.

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Liquidity and Going Concern

As of June 30, 2026, the Company had $21,149 in its operating bank account and working capital deficit of $3,140,421.

The Company has until September 27, 2026 to consummate the initial Business Combination, and, in the event that Company has executed a definitive agreement for an initial Business Combination by September 27, 2026 but has not consummated an initial Business Combination by such date, the Company’s Board of Directors may further extend such date, in its sole discretion, up to three times in one month increments, to up to December 27, 2026 (assuming no further shareholder-approved extensions to the Combination Period). If the Company does not complete a Business Combination, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that Business Combination might not happen within the 30-month period from the date of the Initial Public Offering.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements - Going Concern,” as of June 30, 2026, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Management plans to address this uncertainty through a Business Combination. If a Business Combination is not consummated by the end of the Combination Period, currently up to December 27, 2026, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the liquidity condition, the date of mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s December 31, 2025 Annual Report on Form 10-K as filed with the SEC on May 11, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $21,149 and $699 in cash and no cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Cash Held in Trust Account

As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account were in an interest bearing demand deposit account at a bank, amounting to $91,383,294 and $245,609,352, respectively.

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

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of June 30, 2026 and December 31, 2025, the Class A Ordinary Shares subject to redemption reflected in the condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2025	245,609,352
Plus:
Accretion of carrying value to redemption value	2,131,533
Class A ordinary shares subject to possible redemption, March 31, 2026	247,740,885
Less:
Redemptions	(158,489,876)
Plus:
Accretion of carrying value to redemption value	2,132,285
Class A ordinary shares subject to possible redemption, June 30, 2026	$91,383,294

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Net Income (loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, (i) Class A Ordinary Shares and non-redeemable Class A Ordinary Shares and (ii) Class B Ordinary Shares. The Class A Ordinary Shares and Class B Ordinary Shares are collectively referred to as the “Ordinary Shares”. Income and losses are shared pro rata between the two classes of shares. Net income per Ordinary Share is calculated by dividing the net income (loss) by the weighted average shares of Ordinary Shares outstanding for the respective period.

The calculation of diluted net income (loss) does not consider the effect of the Public Warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 6,000,000 shares of Class A Ordinary Shares in the calculation of diluted income (loss) per Ordinary Share, because their exercise is contingent upon future events. As a result, diluted net income (loss) per Ordinary Share is the same as basic net income (loss) per Ordinary Share for the three and six months ended June 30, 2026 and 2025. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

The following tables reflect the calculation of basic and diluted net income per Ordinary Share (in dollars, except per share amounts):

	For the Three Months Ended June 30,
	2026		2025
		Class A and
	Class A	Class B Non-
	Redeemable	Redeemable	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$(417,838)	$(89,215)	$1,837,254	$459,313
Denominator:
Basic and diluted weighted average ordinary shares outstanding	23,082,947	4,928,572	23,000,000	5,750,000
Basic and diluted net income (loss) per ordinary share	$(0.02)	$(0.02)	$0.08	$0.08

	For the Six Months Ended June 30,
	2026		2025
		Class A and
	Class A	Class B Non-
	Redeemable	Redeemable	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$1,293,767	$299,668	$3,573,379	$893,345
Denominator:
Basic and diluted weighted average ordinary shares outstanding	23,041,702	5,337,017	23,000,000	5,750,000
Basic and diluted net income per ordinary share	$0.06	$0.06	$0.16	$0.16

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

JUNE 30, 2026

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

JUNE 30, 2026

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

On June 18, 2026, the Converting Shareholders irrevocably exercised their right to an aggregate of 5,749,999 Class B Ordinary Shares, on a one-for-one basis into an aggregate of 5,749,999 Class A Ordinary Shares, pursuant to the terms of the Class B Ordinary Shares and the Company’s Amended and Restated Memorandum and Articles of Association.

Administrative Services Agreement

The Company entered into an agreement, commencing on June 25, 2024, through the earlier of consummation of the initial Business Combination and the liquidation, to pay an affiliate of the Sponsor $20,000 per month for office space, utilities and secretarial and administrative support services provided to members of the management team. For the three and six months ended June 30, 2026, the Company incurred $60,000 and $120,000 in administrative support services fees, respectively, of which $240,000 and $120,000 is included in accrued expenses as of June 30, 2026 and December 31, 2025 in the accompanying condensed balance sheets. For the three and six months ended June 30, 2025, the Company incurred and paid $60,000 and $120,000 in administrative support service fees, respectively.

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

In addition, the Sponsor, officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. For the three and six months ended June 30, 2026, the Company incurred $5,924 and $11,515 such expenses, respectively. For the three and six months ended June 30, 2025, the Company incurred $0 and $26,138 such expenses, respectively.

Due to Related Party

The Company’s Chief Executive Officer paid certain operating expenses on behalf of the Company. These amounts are payable and have been recorded as due to related party in the accompanying condensed balance sheets. As of June 30, 2026 and December 31, 2025, the outstanding balance related to these payments was $0 and $14,663, respectively.

Promissory Notes — Related Parties

On June 10, 2026, the Company entered into a convertible promissory note (the “Convertible Promissory Note”) with Harraden Circle Investments LLC (“Harraden”) and James Graf, pursuant to which the Company may borrow up to $200,000 (the “Loan”) from Harraden for working capital and general corporate purposes. During the three months ended March 31, 2026, the Company received $75,000 in working capital advances from a related party, which were subsequently incorporated into and replaced by a convertible promissory note entered into on June 10, 2026. The Loan includes $50,000 advanced by Harraden to the Company in March 2026, $75,000 advanced by Harraden to the Company in April 2026, and$75,000 drawn by the Company concurrently with the execution of the Convertible Promissory Note. As a result, the Loan has been fully drawn down and no amounts are available for further drawdowns. The Convertible Promissory Note replaced and superseded the promissory note among the Company, Harraden, and James Graf dated June 4, 2026.

The Loan may, at Harraden’s discretion, be converted into Class A Ordinary Shares at a conversion price equal to $10.00 per share (the “Conversion Shares”). In addition, pursuant to the Convertible Promissory Note, Harraden is entitled to receive one warrant (each a “Warrant”) to purchase one Class A Ordinary Shares (the “Issuance Warrants”) for each dollar funded under the Loan to be issued immediately prior to the closing of the initial Business Combination. The terms of the Warrants will be identical to those of the Private Placement Warrants that were issued to the Sponsor, including the transfer restrictions applicable to such Private Placement Warrants. In lieu of issuing the Conversion Shares and/or Issuance Warrants, the Sponsor may re-allocate securities among members of the Sponsor and Graf Global Management LLC to satisfy the Company’s obligations to issue Conversion Shares and Issuance Warrants under the Convertible Promissory Note.

The Loan is non-interest bearing, unsecured and is due at the earlier of (i) the consummation of the Business Combination or (ii) the liquidation of the Company. If the Company liquidates, the Loan will be repaid only from funds held outside of the Trust Account.

As of June 30, 2026, there was a total amount of $200,000 outstanding under the Convertible Promissory Note.

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

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be converted into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

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

Registration Rights

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

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

Non-Redemption Agreement

On June 26, 2026, in connection with the Meeting, the Company and the Sponsor entered into non-redemption agreements (collectively, the “Non-Redemption Agreements”) with certain of the Company’s existing shareholders (collectively, the “Non-Redeeming Shareholders”) with respect to an aggregate of 4,256,015 Class A Ordinary Shares (the “Non-Redemption Shares”). The Non-Redeeming Shareholders are not affiliates of the Company, the Sponsor, or the Company’s officers or directors. Pursuant to the Non-Redemption Agreements, the Non-Redeeming Shareholders agreed to not redeem (or to validly rescind any redemption requests previously made in respect of) the Non-Redemption Shares in connection with the vote to approve the Extension. In exchange for this commitment from the Non-Redeeming Shareholders, the Sponsor has agreed to transfer and assign to such Non-Redeeming Shareholders promptly following the closing of the Company’s initial Business Combination an aggregate of 425,602 Founder Shares (such shares, the “Assigned Shares”), provided that, among other conditions, (i) the Non-Redeeming Shareholders do not exercise (or validly rescind any prior exercise of) their redemption rights with respect to the Non-Redemption Shares in connection with the Extension, (ii) the Extension is approved at the Meeting, and (iii) the Company’s initial Business Combination is consummated. The Non-Redeeming Shareholders will have registration rights with respect to such Assigned Shares and will enter into the same form of registration rights agreement entered into by the Sponsor upon the closing of the Business Combination.

In connection with the proposed BIG3 Business Combination, pursuant to the Sponsor Support Agreement, the Sponsor is permitted to transfer up to 500,000 Discretionary Founder Shares to third parties to incentivize non-redemptions or investments into the Company or otherwise to support the proposed business combination, provided that any Discretionary Founder Shares that are not so transferred will be forfeited by the Sponsor upon the closing of the BIG3 Business Combination. If the BIG3 Business Combination is consummated, the Assigned Shares will be transferred to the Non-Redeeming Shareholders from the allocation of Discretionary Founder Shares.

The Company evaluated the Non-Redemption Agreements as freestanding equity-linked instruments under ASC 815-10 and ASC 815-40. Upon approval of the Extension on June 26, 2026, the agreements met the requirements for equity classification under ASC 815-40 because the settlement terms became fixed. Accordingly, the Company recognized the fair value of the Assigned Shares as a non-redemption agreements expense with a corresponding capital contribution from the Sponsor. The expense was measured at fair value on the agreement date.

Upon satisfaction of the requirements for the Non-Redemption Agreements, the Sponsor will transfer 425,602 Class A Ordinary Shares to the Non-Redemption Agreements Investors at the close of an initial Business Combination. The expense was measured based on the estimated fair value of 425,602 Class A ordinary shares on the agreement date, using an implied fair value per share of approximately $1.64. The fair value was determined using the probability of a successful Business Combination of 15% and the market trading price of the Class A ordinary shares on the measurement date, adjusted for a probability-weighted discount to reflect the likelihood of completing an initial Business Combination. In association with the Non-Redemption Agreements, the Company is reporting a Non-Redemption Agreements expense on the condensed statement of operations of $697,987 and $0 for the three and six months ended June 30, 2026 and 2025, respectively and a corresponding equity contribution from the Non-Redemption Agreements on the unaudited condensed statements of changes in shareholders’ deficit.

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 400,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. Holders of the Company’s Class A Ordinary Shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were 5,749,999 and 0 Class A Ordinary Shares issued or outstanding, respectively, excluding 8,409,633 and 23,000,000 Class A Ordinary Shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 80,000,000 Class B Ordinary Shares with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were 1 and 5,750,000 Class B Ordinary Shares issued and outstanding, respectively. Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of Class A Ordinary Shares and holders of Class B Ordinary Shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law.

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

Warrants — As of June 30, 2026 and December 31, 2025, there were 17,500,000 warrants outstanding, including 11,500,000 Public Warrants and 6,000,000 Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances). The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A Ordinary Shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A Ordinary Shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A Ordinary Shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A Ordinary Shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

The Company measured the fair value of the Non-Redemption Agreements at inception (June 26, 2026) at $697,987 in the aggregate (approximately $1.64 per Assigned Share). The measurement was classified as Level 3 within the fair value hierarchy under ASC 820.

The fair value was determined using a market approach, in which the value of each Assigned Share was estimated as the product of the Company’s Class A ordinary share closing price on June 26, 2026 ($10.90) and a market-implied probability-of-completion ratio derived from the traded prices of share rights of guideline special purpose acquisition companies that had announced pending business combinations with completion deadlines proximate to the Company’s extended deadline. The market-implied ratio reflects both the probability that the Company will consummate its initial Business Combination and the expected relationship between the pre-closing share price (which is supported by trust redemption rights that the Assigned Shares do not carry) and the post-closing share value.

The significant unobservable input was the market-implied value ratio, selected at 15.0% based on the median of a 10-company guideline set of announced-deal SPACs with share rights trading as of the measurement date.

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

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

	June 30,	December 31,
	2026	2025
Cash held in Trust Account	$91,383,294	$245,609,352
Cash	$21,149	$699

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative expenses	$1,941,351	$193,321	$1,972,396	$466,470
Interest earned on cash held in Trust Account	$2,132,285	$2,489,888	$4,263,818	$4,933,194

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

On July 27, 2026, the trading symbols for the Company’s securities on the NYSE American were changed in connection with the proposed BIG3 Business Combination. The symbol for the Company’s Units changed from “GRAF U” to “TONT U”, its Class A Ordinary Shares changed from “GRAF” to “TONT”, and its warrants changed from “GRAF WS” to “TONT WS,” respectively.

On August 10, 2026, the Company entered into a promissory note with Harraden pursuant to which the Company may borrow up to $300,000 for working capital and general corporate purposes.

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

Convertible Promissory Note

On June 10, 2026, the Company entered into a convertible promissory note (the “Convertible Promissory Note”) with Harraden Circle Investments LLC (“Harraden”) and James Graf, pursuant to which the Company may borrow up to $200,000 (the “Loan”) from Harraden for working capital and general corporate purposes. The Loan includes $50,000 advanced by Harraden to the Company in March 2026, $75,000 advanced by Harraden to the Company in April 2026, and $75,000 drawn by the Company concurrently with the execution of the Convertible Promissory Note. As a result, the Loan has been fully drawn down and no amounts are available for further drawdowns. The Convertible Promissory Note replaced and superseded the promissory note among the Company, Harraden, and James Graf dated June 4, 2026.

The Loan may, at Harraden’s discretion, be converted into Class A Ordinary Shares at a conversion price equal to $10.00 per share (the “Conversion Shares”). In addition, pursuant to the Convertible Promissory Note, Harraden is entitled to receive one warrant (each a “Warrant”) to purchase one Class A Ordinary Shares (the “Issuance Warrants”) for each dollar funded under the Loan to be issued immediately prior to the closing of the initial Business Combination. The terms of the Warrants will be identical to those of the Private Placement Warrants that were issued to the Sponsor, including the transfer restrictions applicable to such Private Placement Warrants. In lieu of issuing the Conversion Shares and/or Issuance Warrants, the Sponsor may re-allocate securities among members of the Sponsor and Graf Global Management LLC to satisfy the Company’s obligations to issue Conversion Shares and Issuance Warrants under the Convertible Promissory Note.

The Loan is non-interest bearing, unsecured and is due at the earlier of (i) the consummation of the Business Combination or (ii) the liquidation of the Company. If the Company liquidates, the Loan will be repaid only from funds held outside of the Trust Account.

Founder Share Conversion

On June 18, 2026, the Sponsor and certain members of the board of directors of the Company, Louis Bélanger-Martin, Kenneth Weinstein and Fred Zeidman (such directors together with the Sponsor, the “Converting Shareholders”), irrevocably exercised their right to convert (the “Conversions”) an aggregate of 5,749,999 Class B ordinary shares, par value $0.0001 per share (“Class B Ordinary Shares”), on a one-for-one basis into an aggregate of 5,749,999 Class A ordinary shares, par value $0.0001 per share (“Class A Ordinary Shares”), pursuant to the terms of the Class B Ordinary Shares and the Company’s Amended and Restated Memorandum and Articles of Association.

Extension

On June 26, 2026, the Company held an extraordinary general meeting of shareholders of the Company (the “Meeting”), at which shareholders approved an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (such amendment, the “Extension”) to extend the date by which the Company has to consummate an initial Business Combination from June 27, 2026 to September 27, 2026, and provided that the Company has executed a definitive agreement for an initial Business Combination by September 27, 2026 but has not consummated an initial Business Combination by such date, to permit the Company’s Board of Directors, in its sole discretion, to further extend such date up to three times in one month increments, to up to December 27, 2026.

In connection with the Meeting, shareholders holding an aggregate of 14,590,367 Class A Ordinary Shares exercised their right to redeem their shares for approximately $10.86 per share from the funds held in the Company’s Trust Account, leaving approximately $91.4 million in cash in the Trust Account after satisfaction of such redemptions. Following such redemptions, the Company had an aggregate of 14,159,633 ordinary shares outstanding, of which 14,159,632 were Class A Ordinary Shares and 1 was a Class B Ordinary Share.

On June 26, 2026, in connection with the Meeting, the Company and the Sponsor entered into non-redemption agreements (collectively, the “Non-Redemption Agreements”) with certain of the Company’s existing shareholders (collectively, the “Non-Redeeming Shareholders”) with respect to an aggregate of 4,256,015 Class A Ordinary Shares (the “Non-Redemption Shares”). The Non-Redeeming Shareholders are not affiliates of the Company, the Sponsor, or the Company’s officers or directors. Pursuant to the Non-Redemption Agreements, the Non-Redeeming Shareholders agreed to not redeem (or to validly rescind any redemption requests previously made in respect of) the Non-Redemption Shares in connection with the vote to approve the Extension. In exchange for this commitment from the Non-Redeeming Shareholders, the Sponsor has agreed to transfer and assign to such Non-Redeeming Shareholders promptly following the closing of the Company’s initial Business Combination an aggregate of 425,602 Founder Shares (such shares, the “Assigned Shares”), provided that, among other conditions, (i) the Non-Redeeming Shareholders do not exercise (or validly rescind any prior exercise of) their redemption rights with respect to the Non-Redemption Shares in connection with the Extension, (ii) the Extension is approved at the Meeting, and (iii) the Company’s initial Business Combination is consummated. The Non-Redeeming Shareholders will have registration rights with respect to such Assigned Shares and will enter into the same form of registration rights agreement entered into by the Sponsor upon the closing of the Business Combination.

In connection with the proposed BIG3 Business Combination, pursuant to the Sponsor Support Agreement, the Sponsor is permitted to transfer up to 500,000 Discretionary Founder Shares to third parties to incentivize non-redemptions or investments into the Company or otherwise to support the proposed business combination, provided that any Discretionary Founder Shares that are not so transferred will be forfeited by the Sponsor upon the closing of the BIG3 Business Combination. If the BIG3 Business Combination is consummated, the Assigned Shares will be transferred to the Non-Redeeming Shareholders from the allocation of Discretionary Founder Shares.

Business Combination Agreement

On June 12, 2026, the Company entered into the business combination agreement (the “Business Combination Agreement”) with BIG3 HoldCo LLC, a Delaware limited liability company (“BIG3”), Halfcourt Holdco, Inc., a Delaware corporation (“PubCo”), Halfcourt Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of PubCo (“SPAC Merger Sub”), and Halfcourt Merger Sub LLC, a Delaware limited liability company and wholly-owned subsidiary of PubCo (“Company Merger Sub”). Pursuant to the Business Combination Agreement, and on the terms and subject to the conditions thereof, among other things, (a) on the day that is one day prior to the date of the SPAC Merger (as defined below), the Company will transfer, by way of continuation, out of the Cayman Islands and into the State of Delaware so as to re-domicile as and become a Delaware corporation (the “Domestication”), and (b) at the closing, (i) SPAC Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity and a wholly-owned subsidiary of Pubco (the “SPAC Merger”) and (ii) Company Merger Sub will merge with and into Big3, with Big3 continuing as the surviving entity and a wholly-owned subsidiary of Pubco (the “Company Merger”, and the Company Merger together with the SPAC Merger, the “Mergers”). The Mergers, collectively with the Domestication and all other transactions contemplated by the Business Combination Agreement, are referred to in this Quarterly Report as the “Business Combination”.

Concurrently with the execution of the Business Combination Agreement, the Company entered into the Sponsor Support Agreement (the “Sponsor Support Agreement”) with the Sponsor, each of Graf’s independent directors (together with Sponsor, the “Insiders”), PubCo and BIG3, pursuant to which the Insiders agreed to, among other things, vote in favor of and otherwise support the Business Combination. In addition, pursuant to the Sponsor Support Agreement, the Sponsor will, effective as of immediately prior to the Domestication and conditioned upon the closing of the Business Combination, forfeit and surrender to the Company an aggregate of 2,750,000 Founder Shares held by the Sponsor. The Sponsor may, in its discretion, transfer to third parties up to an additional 500,000 Founder Shares held by the Sponsor to incentivize non-redemptions or investments into the Company or PubCo or otherwise to support the Business Combination (the “Discretionary Founder Shares”), provided that any portion of the Discretionary Founder Shares that are not so transferred shall be forfeited by the Sponsor and surrendered to the Company. In addition, pursuant to the Sponsor Support Agreement, 500,000 shares of Pubco Class A Common Stock to be held by the Sponsor as of the closing will be subject to vesting over a five-year period.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 17, 2021 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, our search for, negotiation of, and efforts to consummate a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net loss of $507,053, which consists of interest income on cash held in the Trust Account of $2,132,285, offset by general and administrative expenses of $1,941,351 and non-redemption agreements expenses of $697,987.

For the six months ended June 30, 2026, we had a net income of $1,593,435, which consists of interest income on cash held in the Trust Account of $4,263,818, offset by general and administrative expenses of $1,972,396 and non-redemption agreements expenses of $697,987.

For the three months ended June 30, 2025, we had a net income of $2,296,567, which consists of interest income on cash held in the Trust Account of $2,489,888, offset by general and administrative expenses of $193,321.

For the six months ended June 30, 2025, we had a net income of $4,466,724, which consists of interest income on cash held in the Trust Account of $4,933,194, offset by general and administrative expenses of $466,470.

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

For the six months ended June 30, 2026, cash used in operating activities was $179,550. Net income of $1,593,435 was affected by interest earned on cash held in the Trust Account of $4,263,818 and non-redemption agreements expenses of $697,987. Changes in operating assets and liabilities provided $1,792,846 of cash for operating activities.

For the six months ended June 30, 2025, cash used in operating activities was $287,390. Net income of $4,466,724 was affected by interest earned on cash held in the Trust Account of $4,933,194. Changes in operating assets and liabilities provided $179,080 of cash for operating activities.

As of June 30, 2026, we had cash held in the Trust Account of $91,383,294 (including $19,873,170 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026 and December 31, 2025, we had cash of $21,149 and $699, respectively, and working capital deficit of $3,140,421 and $1,168,025, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with our assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of June 30, 2026, we may need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

Management plans to address this uncertainty through a Business Combination. If a Business Combination is not consummated by the end of the Combination Period, currently up to December 27, 2026, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the liquidity condition, the date of mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should be required to liquidate after the Combination Period. We intend to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that we will be able to consummate any Business Combination by the end of the Combination Period.

Promissory Notes — Related Parties

On June 10, 2026, we entered into a convertible promissory note (the “Convertible Promissory Note”) with Harraden Circle Investments LLC (“Harraden”) and James Graf, pursuant to which we may borrow up to $200,000 (the “Loan”) from Harraden for working capital and general corporate purposes. During the three months ended March 31, 2026, we received $75,000 in working capital advances from a related party, which were subsequently incorporated into and replaced by a convertible promissory note entered into on June 10, 2026. The Loan includes $50,000 advanced by Harraden to us in March 2026, $75,000 advanced by Harraden to us in April 2026, and $75,000 drawn by us concurrently with the execution of the Convertible Promissory Note. As a result, the Loan has been fully drawn down and no amounts are available for further drawdowns. The Convertible Promissory Note replaced and superseded the promissory note among us, Harraden, and James Graf dated June 4, 2026.

The Loan may, at Harraden’s discretion, be converted into Class A Ordinary Shares at a conversion price equal to $10.00 per share (the “Conversion Shares”). In addition, pursuant to the Convertible Promissory Note, Harraden is entitled to receive one warrant (each a “Warrant”) to purchase one Class A Ordinary Shares (the “Issuance Warrants”) for each dollar funded under the Loan to be issued immediately prior to the closing of the initial Business Combination. The terms of the Warrants will be identical to those of the Private Placement Warrants that were issued to the Sponsor, including the transfer restrictions applicable to such Private Placement Warrants. In lieu of issuing the Conversion Shares and/or Issuance Warrants, the Sponsor may re-allocate securities among members of the Sponsor and Graf Global Management LLC to satisfy our obligations to issue Conversion Shares and Issuance Warrants under the Convertible Promissory Note.

The Loan is non-interest bearing, unsecured and is due at the earlier of (i) the consummation of the Business Combination or (ii) our liquidation. If we liquidates, the Loan will be repaid only from funds held outside of the Trust Account.

As of June 30, 2026, there was a total amount of $200,000 outstanding under the Convertible Promissory Note.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor $20,000 per month for office space, utilities and secretarial and administrative support services provided to members of the management team. We began incurring these fees on June 25, 2024 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. For the three and six months ended June 30, 2026 and December 31, 2025, we incurred $60,000 and $120,000 in administrative support services fees, respectively, of which $240,000 and $120,000 is included in accrued expenses as of June 30, 2026 in the accompanying unaudited condensed balance sheets. For the three and six months ended June 30, 2025, we incurred and paid $60,000 and $120,000 in administrative support service fees, respectively.

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

Critical Accounting Estimates and Standards

The preparation of the condensed financial statements and notes thereto included elsewhere in this Quarterly Report in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our condensed financial statements and notes thereto included elsewhere in this Quarterly Report could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. Using a valuation, the Company estimated the fair value of the Public Warrants as of the Initial Public Offering and Non-Redemption Agreements as of June 30, 2026. Other than estimating the value of the Public Warrants and Non-Redemption Agreements, we did not have any other critical accounting estimates as of June 30, 2026.

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

Non-Redemption Agreements

We evaluated the non-redemption agreements entered into in connection with shareholder redemption votes, under which certain public shareholders agreed not to redeem their shares in exchange for founder shares transferred by our Sponsor. Management accounts for these agreements in accordance with FASB ASC Topic 815, “Derivatives and Hedging”, whereby under that provision, the warrants that do not meet the criteria for equity treatment must be recorded as liability. Accordingly, we evaluated and classified the non-redemption agreements under equity treatment at their assigned value.  Such guidance provides that the non-redemption agreements described above will not be precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815.

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

Net Income (Loss) per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. We have two classes of shares, Class A Ordinary Shares and Class B Ordinary Shares. Income and losses are shared pro rata between the two classes of shares. Net income per Ordinary Share is computed by dividing net income (loss) by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable Ordinary Shares is excluded from income (loss) per Ordinary Share as the redemption value approximates fair value.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 18, 2026, the Converting Shareholders irrevocably exercised their right to convert an aggregate of 5,749,999 Class B Ordinary Shares on a one-for-one basis into an aggregate of 5,749,999 Class A Ordinary Shares, pursuant to the terms of the Class B Ordinary Shares and the Company’s Amended and Restated Memorandum and Articles of Association. The Class A Ordinary Shares issued to the Converting Shareholders were issued in reliance on the exemption from registration contained in Section 3(a)(9) of the Securities Act.

On August 10, 2026, the Company entered into the August Convertible Promissory Note (as defined below) with Harraden and James Graf, pursuant to which the Company may borrow up to $300,000 from Harraden for working capital and general corporate purposes. The August Loan is non-interest bearing, unsecured and is due at the earlier of the consummation of the Company’s initial business combination or the liquidation of the Company. If the Company liquidates, the August Loan will be repaid only from funds held outside of the Trust Account. The maturity date of the August Loan may be accelerated upon the occurrence of an Event of Default (as defined under the August Convertible Promissory Note). The August Loan may, at Harraden’s discretion, be converted into Conversion Shares. In addition, pursuant to the August Convertible Promissory Note, for each dollar funded under the August Loan as of immediately prior to the closing of the Company’s initial business combination, Harraden is entitled to receive (i) one Issuance Warrant and (ii) one Transferred Share. The terms of the Issuance Warrants will be identical to those of the Private Placement Warrants, including the transfer restrictions applicable to such Private Placement Warrants, however the Transferred Shares will not be subject to transfer restrictions. In lieu of issuing the Conversion Shares, Issuance Warrants, and/or Transferred Shares, the Sponsor may re-allocate securities among members of the Sponsor and Graf Global Management LLC to satisfy the Company’s obligations under the August Convertible Promissory Note. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

As of June 30, 2026, after giving effect to our Initial Public Offering and our operations subsequent thereto, approximately $91,383,294 was held in the Trust Account, and we had approximately $21,149 of unrestricted cash available to us for our activities in connection with identifying and consummating an initial Business Combination, and for general corporate matters.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

Convertible Promissory Note

On August 10, 2026, the Company entered into a convertible promissory note with Harraden and James Graf (the “August Convertible Promissory Note”), pursuant to which the Company may borrow up to $300,000 (the “August Loan”) from Harraden for working capital and general corporate purposes. The August Loan may, at Harraden’s discretion, be converted into Conversion Shares. In addition, pursuant to the August Convertible Promissory Note, for each dollar funded under the August Loan as of immediately prior to the closing of the Company’s initial business combination, Harraden is entitled to receive (i) one Issuance Warrant and (ii) the transfer of one ordinary share held by the Sponsor (the “Transferred Shares”). The terms of the Issuance Warrants will be identical to those of the Private Placement Warrants, including the transfer restrictions applicable to such Private Placement Warrants, however the Transferred Shares will not be subject to transfer restrictions.

The August Loan is non-interest bearing, unsecured and is due at the earlier of the consummation of the Company’s initial business combination or the liquidation of the Company. If the Company liquidates, the August Loan will be repaid only from funds held outside of the Trust Account. The maturity date of the August Loan may be accelerated upon the occurrence of an Event of Default (as defined under the August Convertible Promissory Note).

In lieu of issuing the Conversion Shares, Issuance Warrants, and/or Transferred Shares, the Sponsor may re-allocate securities among members of the Sponsor and Graf Global Management LLC to satisfy the Company’s obligations under the August Convertible Promissory Note. The Company also agreed to register the resale of the Conversion Shares, Issuance Warrants, Transferred Shares, and the Class A Ordinary Shares underlying the Issuance Warrants.

10b5-1 Trading Arrangements.

During the quarter ended June 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1+#

Business Combination Agreement, dated June 12, 2026, by and among Graf Global Corp., Halfcourt Holdco, Inc., Halfcourt Merger Sub Inc., Halfcourt Merger Sub LLC, and BIG3 HoldCo LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-42142), filed with the SEC on June 12, 2026).

3.1

Amended and Restated Memorandum and Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-42142), filed with the SEC on June 28, 2024).

3.2

Amendment to the Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-42142), filed with the SEC on June 26, 2026).

10.1+

Sponsor Support Agreement, dated June 12, 2026, by and among Graf Global Corp., Graf Global Sponsor LLC, Halfcourt Holdco, Inc., BIG3 HoldCo LLC and the other parties set forth on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-42142), filed with the SEC on June 12, 2026).

10.2+

Convertible Promissory Note, dated June 10, 2026, and issued to Harraden Circle Investments, LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 001-42142), filed with the SEC on June 12, 2026).

10.3	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-42142), filed with the SEC on June 26, 2026).
10.4+*	Convertible Promissory Note, dated August 10, 2026, and issued to Harraden Circle Investments, LLC.
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**This certification is furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

+Certain schedules and attachments to these documents have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally to the SEC a copy of all omitted schedules upon request.

#Certain personally identifiable information has been omitted from this Exhibit pursuant to Item 601(a)(6) of Regulation S-K.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAF GLOBAL CORP.

Date: August 14, 2026	By:	/s/ James A. Graf
	Name:	James A. Graf
	Title:	Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)