Form 10-Q
period 2026-09-30
Graf Global Corp.
filed 2026-11-13
CIK 1897463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

(310) 745-8669

(Issuer’s telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

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

As of November 12, 2026, there were 14,159,632 Class A ordinary shares, par value $0.0001 per share, and 1 Class B ordinary share, par value $0.0001 per share, of the registrant issued and outstanding.

GRAF GLOBAL CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

GRAF GLOBAL CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets
Cash	$51,220	$699
Prepaid expenses	28,750	115,552
Total current assets	79,970	116,251
Cash held in Trust Account	92,195,648	245,609,352
Total Assets	$92,275,618	$245,725,603

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Due to related party	$—	$14,663
Accrued expenses	3,538,000	1,269,613
Promissory notes - related party	500,000	—
Total current liabilities	4,038,000	1,284,276
Deferred underwriting fee	9,800,000	9,800,000
Total Liabilities	13,838,000	11,084,276

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 8,409,633 and 23,000,000 shares at redemption value of approximately $10.96 and $10.68 per share as of September 30, 2026 and December 31, 2025, respectively	92,195,648	245,609,352

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 5,749,999 shares and none issued and outstanding (excluding 8,409,633 and 23,000,000 shares subject to possible redemption) as of September 30, 2026 and December 31, 2025, respectively	575	—
Class B ordinary shares, $0.0001 par value; 80,000,000 shares authorized; 1 and 5,750,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	575
Additional paid-in capital	—	—
Accumulated deficit	(13,758,605)	(10,968,600)
Total Shareholders’ Deficit	(13,758,030)	(10,968,025)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$92,275,618	$245,725,603

The accompanying notes are an integral part of these unaudited condensed financial statements.

GRAF GLOBAL CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative expenses	$817,609	$798,184	$2,790,005	$1,264,654
Non-redemption agreements expense	—	—	697,987	—
Loss from operations	(817,609)	(798,184)	(3,487,992)	(1,264,654)

Other income:
Interest earned on cash held in Trust Account	812,354	2,546,885	5,076,172	7,480,079
Total other income	812,354	2,546,885	5,076,172	7,480,079

Net income (loss)	$(5,255)	$1,748,701	$1,588,180	$6,215,425

Weighted average shares outstanding, redeemable Class A ordinary shares	8,409,633	23,000,000	17,815,877	23,000,000
Basic and diluted net income (loss) per share, redeemable Class A ordinary shares	$(0.00)	$0.06	$0.07	$0.22

Weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net income (loss) per share, non-redeemable Class A and Class B ordinary shares	$(0.00)	$0.06	$0.07	$0.22

The accompanying notes are an integral part of these unaudited condensed financial statements.

GRAF GLOBAL CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A Ordinary		Class B Ordinary		Additional		Total
	Shares		Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2025	—	$—	5,750,000	$575	$—	$(10,968,600)	$(10,968,025)

Accretion for Class A ordinary shares to redemption amount	―	―	—	—	—	(2,131,533)	(2,131,533)

Net income	—	—	—	—	—	2,100,488	2,100,488

Balance – March 31, 2026 (unaudited)	―	―	5,750,000	575	―	(10,999,645)	(10,999,070)

Accretion for Class A ordinary shares to redemption amount	―	―	—	—	(697,987)	(1,434,298)	(2,132,285)

Conversion of Class B shares to Class A non-redeemable	5,749,999	575	(5,749,999)	(575)	—	—	—

Capital contribution on non-redemption agreements expense	—	—	—	—	697,987	—	697,987

Net loss	—	—	—	—	—	(507,053)	(507,053)

Balance – June 30, 2026 (unaudited)	5,749,999	575	1	—	―	(12,940,996)	(12,940,421)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(812,354)	(812,354)

Net loss	—	—	—	—	—	(5,255)	(5,255)

Balance – September 30, 2026 (unaudited)	5,749,999	$575	1	$—	$—	$(13,758,605)	$(13,758,030)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class A Ordinary		Class B Ordinary		Additional		Total
	Shares		Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2024	―	$—	5,750,000	$575	$—	$(9,143,462)	$(9,142,887)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,443,306)	(2,443,306)

Net income	―	—	—	—	—	2,170,157	2,170,157

Balance —March 31, 2025 (unaudited)	―	—	5,750,000	575	—	(9,416,611)	(9,416,036)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,489,888)	(2,489,888)

Net income	―	—	—	—	—	2,296,567	2,296,567

Balance —June 30, 2025 (unaudited)	―	—	5,750,000	575	—	(9,609,932)	(9,609,357)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,546,885)	(2,546,885)

Net income	―	—	—	—	—	1,748,701	1,748,701

Balance – September 30, 2025 (unaudited)	—	$—	5,750,000	$575	$—	$(10,408,116)	$(10,407,541)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GRAF GLOBAL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$1,588,180	$6,215,425
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash held in Trust Account	(5,076,172)	(7,480,079)
Non-redemption agreements expense	697,987	—
Changes in operating assets and liabilities:
Prepaid expenses	86,802	41,741
Long-term prepaid insurance	—	109,710
Due to related party	(14,663)	—
Accrued expenses	2,268,387	719,274
Net cash used in operating activities	(449,479)	(393,929)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	158,489,876	—
Net cash provided by investing activities	158,489,876	—

Cash Flows from Financing Activities:
Payment of offering costs	—	(85,000)
Proceeds from promissory notes - related party	500,000	—
Redemption of ordinary shares	(158,489,876)	—
Net cash used in financing activities	(157,989,876)	(85,000)

Net Change in Cash	50,521	(478,929)
Cash – Beginning of period	699	479,628
Cash – End of period	$51,220	$699

Noncash investing and financing activities:

Conversion of Class B ordinary shares to Class A ordinary shares	$575	$—

Equity contribution from Non-Redemption Agreements	$697,987	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company had not yet commenced operations. All activity for the period from November 17, 2021 (inception) through September 30, 2026 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, the Company’s search for, negotiation of, and efforts to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Following the closing of the Initial Public Offering, on June 27, 2024, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the sale of the Private Placement Warrants was placed in the trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee, which Trust Account is permitted to only be deposited in an interest bearing or non - interest bearing bank demand deposit account and held as cash or invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. To mitigate the risk that might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time in its own discretion, instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest bearing bank demand deposit account. As of September 30, 2026 and December 31, 2025, the assets held in the Trust Account were in an interest bearing demand deposit account at a bank.

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the liquidation, if there is a shareholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”). In accordance with U.S. Securities and Exchange Commission (“SEC”) and its guidance on redeemable equity instruments, which has been codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), paragraph 10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Accordingly, all of the Public Shares were presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. Given that the Public Shares were issued with other freestanding instruments (i.e., Public Warrants), the initial carrying value of Class A Ordinary Shares classified as temporary equity were the allocated proceeds determined in accordance with FASB ASC Topic 470-20, “Debt with Conversion and Other Options.” The resulting discount to the initial carrying value of temporary equity was accreted upon closing the Initial Public Offering such that the carrying value equals the redemption value on such date. The accretion or remeasurement is recognized as a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital and, to the extent additional paid - in capital is not available, accumulated deficit. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value. The Public Shares are redeemable and were classified as such on the condensed balance sheets until such date that a redemption event takes place.

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

Notwithstanding the foregoing, the Amended and Restated Memorandum and Articles of Association provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the prior consent of the Company.

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Pursuant to the Company’s Amended and Restated Memorandum and Articles of Association, the Company initially had 24 months from the closing of the Initial Public Offering to consummate a Business Combination. The Company refers to such amount of time, including any extended time that the Company has to consummate a Business Combination beyond 24 months as a result of a shareholder vote to amend the Amended and Restated Memorandum and Articles of Association, as the “Combination Period”. If the Company does not complete an initial Business Combination within the Combination Period, the Company will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any) subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. In such event, the warrants will expire and be worthless.

In connection with the redemption of 100% of the Company’s outstanding Public Shares for a portion of the funds held in the Trust Account, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses).

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

SEPTEMBER 30, 2026

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

On September 27, 2026, the Company’s Board of Directors elected to extend the date by which the Company has to consummate an initial Business Combination from September 27, 2026 for an additional month to October 27, 2026 (the first of the up to three one-month extensions permitted under the Extension).

On October 23, 2026, subsequent to the period covered by this Quarterly Report, the Company’s Board of Directors elected to further extend the date by which the Company has to consummate an initial Business Combination from October 27, 2026 for an additional month to November 27, 2026 (the second of the up to three one-month extensions permitted under the Extension). The Board of Directors may further extend such date one additional time, by one month, to up to December 27, 2026.

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

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Concurrently with the execution of the Business Combination Agreement, the Company entered into the Sponsor Support Agreement (the “Sponsor Support Agreement”) with the Sponsor, each of Graf’s independent directors (together with Sponsor, the “Insiders”), PubCo and BIG3, pursuant to which the Insiders agreed to, among other things, vote in favor of and otherwise support the Business Combination. In addition, pursuant to the Sponsor Support Agreement, the Sponsor will, effective as of immediately prior to the Domestication and conditioned upon the closing of the Business Combination, forfeit and surrender to the Company an aggregate of 2,750,000 Founder Shares held by the Sponsor. The Sponsor may, in its discretion, transfer to third parties up to an additional 500,000 Founder Shares held by the Sponsor to incentivize non-redemptions or investments into the Company or PubCo or otherwise to support the Business Combination (the “Discretionary Founder Shares”), provided that any portion of the Discretionary Founder Shares that are not so transferred shall be forfeited by the Sponsor and surrendered to the Company. In addition, pursuant to the Sponsor Support Agreement, 500,000 shares of PubCo Class A Common Stock to be held by the Sponsor as of the closing will be subject to vesting and will vest upon the satisfaction of the following conditions: (i) if the funds in the Trust Account plus any financing, minus cash used for redemptions of the Public Shares equals or exceeds $200 million, (b) if during a five-year period following the closing of the BIG3 Business Combination, the closing price of Pubco’s Class A common stock equals or exceeds $15.00 for at least 20 days out of 30 consecutive trading days, and (c) if there is a sale of Pubco during such five-year period, and the holders of Pubco’s common stock receive a sale price that is greater or equal to $15.00. Additionally, pursuant to the Sponsor Support Agreement, the Sponsor agreed to provide financing support in connection with the Business Combination and to invest, or cause its affiliate or designee to invest, at least $5 million if the aggregate cash proceeds available from the Trust Account after giving effect to redemptions of Public Shares plus the aggregate cash proceeds received in respect of any transaction financing less transaction expenses is less than $100 million.

On July 27, 2026, the trading symbols for the Company’s securities on the NYSE American were changed in connection with the proposed BIG3 Business Combination. The symbol for the Company’s Units changed from “GRAF U” to “TONT U”, its Class A Ordinary Shares changed from “GRAF” to “TONT”, and its warrants changed from “GRAF WS” to “TONT WS,” respectively.

On October 28, 2026, a registration statement on Form S-4 relating to the proposed Business Combination was filed with the SEC. As of the date these unaudited condensed financial statements were issued, the registration statement had not been declared effective by the SEC.

Liquidity and Going Concern

As of September 30, 2026, the Company had $51,220 in its operating bank account and working capital deficit of $3,958,030.

The Company had until September 27, 2026 to consummate the initial Business Combination, and, in the event that the Company has executed a definitive agreement for an initial Business Combination by September 27, 2026 but has not consummated an initial Business Combination by such date, the Company’s Board of Directors may further extend such date, in its sole discretion, up to three times in one month increments, to up to December 27, 2026 (assuming no further shareholder-approved extensions to the Combination Period). On September 27, 2026, the Company’s Board of Directors elected to extend the date by which the Company has to consummate an initial Business Combination from September 27, 2026 for an additional month to October 27, 2026. On October 23, 2026, the Company’s Board of Directors elected to further extend such date from October 27, 2026 for an additional month to November 27, 2026. The Board of Directors may further extend such date one additional time, by one month, to up to December 27, 2026. If the Company does not complete a Business Combination, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. There is a possibility that Business Combination might not happen within the 30-month period from the date of the Initial Public Offering.

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements - Going Concern,” as of September 30, 2026, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. However, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Management plans to address this uncertainty through a Business Combination. If a Business Combination is not consummated by the end of the Combination Period, currently up to December 27, 2026, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the liquidity condition, the date of mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities that may be required should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s December 31, 2025 Annual Report on Form 10-K as filed with the SEC on May 11, 2026. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

SEPTEMBER 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $51,220 and $699 in cash and no cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

Cash Held in Trust Account

As of September 30, 2026 and December 31, 2025, the assets held in the Trust Account were in an interest bearing demand deposit account at a bank, amounting to $92,195,648 and $245,609,352, respectively.

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

SEPTEMBER 30, 2026

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026 and December 31, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of September 30, 2026 and December 31, 2025, the Class A Ordinary Shares subject to redemption reflected in the condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2025	$245,609,352
Plus:
Accretion of carrying value to redemption value	2,131,533
Class A ordinary shares subject to possible redemption, March 31, 2026	247,740,885
Less:
Redemptions	(158,489,876)
Plus:
Accretion of carrying value to redemption value	2,132,285
Class A ordinary shares subject to possible redemption, June 30, 2026	91,383,294
Plus:
Accretion of carrying value to redemption value	812,354
Class A ordinary shares subject to possible redemption, September 30, 2026	$92,195,648

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, (i) redeemable Class A Ordinary Shares and (ii) non-redeemable Class A Ordinary Shares and Class B Ordinary Shares. The Class A Ordinary Shares and Class B Ordinary Shares are collectively referred to as the “Ordinary Shares”. Following the Conversions on June 18, 2026, the non-redeemable class consists of the 5,749,999 Class A Ordinary Shares issued in the Conversions, which are not subject to possible redemption, and the remaining Class B Ordinary Share. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per Ordinary Share is calculated by dividing the net income (loss) by the weighted average shares of Ordinary Shares outstanding for the respective period.

The calculation of diluted net income (loss) does not consider the effect of the Public Warrants to purchase an aggregate of 11,500,000 Class A ordinary shares underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 6,000,000 Class A Ordinary Shares in the calculation of diluted net income (loss) per Ordinary Share, because their exercise is contingent upon future events. The calculation of diluted net income (loss) per Ordinary Share also does not consider the effect of the up to 500,000 Issuance Warrants issuable under the Convertible Promissory Note and the August Convertible Promissory Note (see Note 5), because their issuance is contingent upon the closing of the initial Business Combination, or the up to 50,000 Conversion Shares issuable upon conversion of the Loan and the August Loan, because such shares are contingently issuable and were excluded from diluted earnings per share as the applicable contingencies had not been satisfied as of September 30, 2026. As a result, diluted net income (loss) per Ordinary Share is the same as basic net income (loss) per Ordinary Share for the three and nine months ended September 30, 2026 and 2025. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

The following tables reflect the calculation of basic and diluted net income (loss) per Ordinary Share (in dollars, except per-share amounts):

	For the Three Months Ended September 30,
	2026		2025
		Class A and
	Class A	Class B Non-
	Redeemable	Redeemable	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$(3,121)	$(2,134)	$1,398,961	$349,740
Denominator:
Basic and diluted weighted average ordinary shares outstanding	8,409,633	5,750,000	23,000,000	5,750,000
Basic and diluted net income (loss) per ordinary share	$(0.00)	$(0.00)	$0.06	$0.06

	For the Nine Months Ended September 30,
	2026		2025
		Class A and
	Class A	Class B Non-
	Redeemable	Redeemable	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$1,200,669	$387,511	$4,972,340	$1,243,085
Denominator:
Basic and diluted weighted average ordinary shares outstanding	17,815,877	5,750,000	23,000,000	5,750,000
Basic and diluted net income (loss) per ordinary share	$0.07	$0.07	$0.22	$0.22

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On November 24, 2021, the Sponsor paid $25,000 to cover for certain expenses on behalf of the Company in exchange for issuance of 7,187,500 Class B Ordinary Shares, par value $0.0001 per share (the “Founder Shares”). On February 8, 2024, the Sponsor surrendered 1,437,500 Founder Shares for no consideration, resulting in the Sponsor holding 5,750,000 Founder Shares. All share and per-share amounts have been retroactively restated to reflect the share surrender. The holders of the Founder Shares agreed to forfeit and cancel up to an aggregate of 750,000 Founder Shares, on a pro rata basis, to the extent that the option to purchase additional Units was not exercised in full by the underwriters. The forfeiture would be adjusted to the extent that the option to purchase additional Units was not exercised in full by the underwriters so that the Founder Shares would represent approximately 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On June 27, 2024, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Founder Shares are no longer subject to forfeiture.

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

On June 18, 2026, the Converting Shareholders irrevocably exercised their right to convert an aggregate of 5,749,999 Class B Ordinary Shares, on a one-for-one basis into an aggregate of 5,749,999 Class A Ordinary Shares, pursuant to the terms of the Class B Ordinary Shares and the Company’s Amended and Restated Memorandum and Articles of Association.

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Administrative Services Agreement

The Company entered into an agreement, dated June 25, 2024, pursuant to which, commencing on June 26, 2024 (the date the Company’s securities began trading) through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay an affiliate of the Sponsor $20,000 per month for office space, utilities and secretarial and administrative support services provided to members of the management team. For the three and nine months ended September 30, 2026, the Company incurred $60,000 and $180,000 in administrative support services fees, respectively, of which $300,000 and $120,000 are included in accrued expenses as of September 30, 2026 and December 31, 2025, respectively, in the accompanying condensed balance sheets. For the three and nine months ended September 30, 2025, the Company incurred $60,000 and $180,000 in administrative support services fees, respectively.

In addition, the Sponsor, officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. For the three and nine months ended September 30, 2026, the Company incurred $2,443 and $13,958 such expenses, respectively. For the three and nine months ended September 30, 2025, the Company incurred $8,968 and $35,106 such expenses, respectively.

Due to Related Party

The Company’s Chief Executive Officer paid certain operating expenses on behalf of the Company. These amounts are payable and have been recorded as due to related party in the accompanying condensed balance sheets. As of September 30, 2026 and December 31, 2025, the outstanding balance related to these payments was $0 and $14,663, respectively.

Promissory Notes — Related Parties

On June 10, 2026, the Company entered into a convertible promissory note (the “Convertible Promissory Note”) with Harraden Circle Investments LLC (“Harraden”) and James Graf, the Company’s Chief Executive Officer, pursuant to which the Company may borrow up to $200,000 (the “Loan”) from Harraden for working capital and general corporate purposes. Harraden is considered a related party because it holds an interest in Graf Global Management LLC, a member of the Sponsor. During the three months ended March 31, 2026, the Company received $50,000 in working capital advances from a related party, which were subsequently incorporated into and replaced by a convertible promissory note entered into on June 10, 2026. The Loan includes $50,000 advanced by Harraden to the Company in March 2026, $75,000 advanced by Harraden to the Company in April 2026, and $75,000 advanced by Harraden to the Company in June 2026. As a result, the Loan has been fully drawn down and no amounts are available for further drawdowns. The Convertible Promissory Note replaced and superseded the promissory notes among the Company, Harraden, and James Graf dated April 20, 2026 and June 4, 2026.

The Loan may, at Harraden’s discretion, be converted into Class A Ordinary Shares at a conversion price equal to $10.00 per share (the “Conversion Shares”). In addition, pursuant to the Convertible Promissory Note, Harraden is entitled to receive one warrant (each, a “Warrant”) to purchase one Class A Ordinary Share (the “Issuance Warrants”) for each dollar funded under the Loan to be issued immediately prior to the closing of the initial Business Combination. The terms of the Warrants will be identical to those of the Private Placement Warrants that were issued to the Sponsor, including the transfer restrictions applicable to such Private Placement Warrants. In lieu of issuing the Conversion Shares and/or Issuance Warrants, the Sponsor may re-allocate securities among members of the Sponsor and Graf Global Management LLC to satisfy the Company’s obligations to issue Conversion Shares and Issuance Warrants under the Convertible Promissory Note.

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The Loan is non-interest bearing (except for interest on overdue amounts), unsecured and is due at the earlier of (i) the consummation of the Business Combination or (ii) the liquidation of the Company. If the Company liquidates, the Loan will be repaid only from funds held outside of the Trust Account, provided that, if the Company fails to consummate an initial Business Combination and liquidates and dissolves, Harraden has irrevocably waived any and all rights to receive repayment of the outstanding principal amount and any other amounts due and owing under the Convertible Promissory Note in such a liquidation.

On August 10, 2026, the Company entered into a convertible promissory note with Harraden and James Graf (the “August Convertible Promissory Note”), pursuant to which the Company may borrow up to $300,000 (the “August Loan”) from Harraden for working capital and general corporate purposes. The August Loan is non-interest bearing (except for interest on overdue amounts), unsecured and is due at the earlier of (i) the consummation of the Business Combination or (ii) the liquidation of the Company, provided that, if the Company fails to consummate an initial Business Combination and liquidates and dissolves, Harraden has irrevocably waived any and all rights to receive repayment of the outstanding principal amount and any other amounts due and owing under the August Convertible Promissory Note in such a liquidation. Further, the August Loan may, at Harraden’s discretion, be converted into Conversion Shares at a conversion price of $10.00 per share. In addition, for each dollar funded under the August Loan as of immediately prior to the closing of the initial Business Combination, Harraden is entitled to receive (i) one Issuance Warrant and (ii) the transfer of one ordinary share held by the Sponsor (the “Transferred Shares”). The Transferred Shares will not be subject to transfer restrictions. In lieu of issuing the Conversion Shares, Issuance Warrants and/or Transferred Shares, the Sponsor may re-allocate securities among members of the Sponsor and Graf Global Management LLC to satisfy the Company’s obligations under the August Convertible Promissory Note.

As of September 30, 2026, there was a total amount of $500,000 outstanding under the Convertible Promissory Note and the August Convertible Promissory Note, consisting of $200,000 under the Convertible Promissory Note and $300,000 under the August Convertible Promissory Note.

Related Party Loans

On November 20, 2021, as amended on February 9, 2024, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due on the earlier of December 31, 2024 or the closing of the Initial Public Offering. The outstanding balance of $155,688 was repaid at the closing of the Initial Public Offering on June 27, 2024, and borrowings under the Note are no longer available.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be converted into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing and the Convertible Promissory Note and the August Convertible Promissory Note described above, the terms of such Working Capital Loans, if any, have not been determined and no other written agreements exist with respect to such loans. As of September 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans other than an aggregate of $500,000 outstanding as of September 30, 2026 under the Convertible Promissory Note and the August Convertible Promissory Note described above.

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Ordinary Shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans), will be entitled to registration rights pursuant to a registration rights agreement signed upon the consummation of the Initial Public Offering. These holders will be entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements. Further, Harraden is entitled to have its Conversion Shares, Issuance Warrants, and Transferred Shares registered as part of any registration statement issuing shares before the closing date of the Company’s initial Business Combination, if possible, or if no such registration statement is filed, pursuant to a registration statement filed no later than 30 days after the closing date of the Company’s initial Business Combination and declared effective no later than 90 days after such closing date.

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

SEPTEMBER 30, 2026

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

Non-Redemption Agreements

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

Upon satisfaction of the requirements for the Non-Redemption Agreements, the Sponsor will transfer 425,602 Class A Ordinary Shares to the Non- Redeeming Shareholders promptly following the closing of an initial Business Combination. The expense was measured based on the estimated fair value of 425,602 Class A ordinary shares on the agreement date, using an implied fair value per share of approximately $1.64. The fair value was determined using a market approach, based on the closing price of the Class A ordinary shares on the measurement date ($10.90) multiplied by a market - implied value ratio of approximately 15.0% (see Note 8). In association with the Non-Redemption Agreements, the Company is reporting a Non-Redemption Agreements expense on the unaudited condensed statements of operations of $0 and $697,987 for the three and nine months ended September 30, 2026, respectively, and $0 for the three and nine months ended September 30, 2025 and a corresponding equity contribution from the Non-Redemption Agreements on the unaudited condensed statements of changes in shareholders’ deficit.

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2026 and December 31, 2025, there were no preference shares issued and outstanding.

Class A Ordinary Shares — The Company is authorized to issue 400,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. Holders of the Company’s Class A Ordinary Shares are entitled to one vote for each share. As of September 30, 2026 and December 31, 2025, there were 5,749,999 and no Class A Ordinary Shares issued and outstanding, respectively, excluding 8,409,633 and 23,000,000 Class A Ordinary Shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 80,000,000 Class B Ordinary Shares with a par value of $0.0001 per share. As of September 30, 2026 and December 31, 2025, there were 1 and 5,750,000 Class B Ordinary Shares issued and outstanding, respectively. Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of Class A Ordinary Shares and holders of Class B Ordinary Shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law.

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

Warrants — As of September 30, 2026 and December 31, 2025, there were 17,500,000 warrants outstanding, including 11,500,000 Public Warrants and 6,000,000 Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under certain circumstances). The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a registration statement covering the Class A Ordinary Shares issuable upon exercise of the warrants, and to use commercially reasonable efforts to cause such registration statement to become effective and to maintain a current prospectus relating to those Class A Ordinary Shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A Ordinary Shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, beginning on the 61st business day after the closing of the initial Business Combination and continuing until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A Ordinary Shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation (provided that the Private Placement Warrants held by Cantor Fitzgerald & Co. and/or its respective designees, will not be exercisable more than five years from the commencement of sales in the Company’s IPO in accordance with FINRA Rule 5110(g)(8)). In addition, if (x) the Company issues additional Class A Ordinary Shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A Ordinary Share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Initial Shareholders or their affiliates, without taking into account any Founder Shares held by the Initial Shareholders or such affiliates prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A Ordinary Shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described under “Redemption of warrants for cash” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

The Company will not redeem the warrants for cash unless a registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A Ordinary Shares is available throughout the 30-day redemption period or the Company has elected to require the exercise of the Warrants on a “cashless basis” and such cashless exercise is exempt from registration under the Securities Act.

If the Company calls the warrants for redemption for cash, as described above, the management will have the option to require all holders that wish to exercise the warrants to do so on a “cashless basis.”

If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The significant unobservable input was the market-implied value ratio, selected at approximately 15.0% based on the median of a 10-company guideline set of announced-deal SPACs with share rights trading as of the measurement date.

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	September 30,	December 31,
	2026	2025
Cash held in Trust Account	$92,195,648	$245,609,352
Cash	$51,220	$699

GRAF GLOBAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative expenses	$817,609	$798,184	$2,790,005	$1,264,654
Interest earned on cash held in Trust Account	$812,354	$2,546,885	$5,076,172	$7,480,079

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

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company, other than as described below, did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On October 23, 2026, the Company’s Board of Directors elected to extend the date by which the Company has to consummate an initial Business Combination from October 27, 2026 for an additional month to November 27, 2026 (the second of the up to three one-month extensions permitted under the Extension). The Board of Directors may further extend such date one additional time, by one month, to up to December 27, 2026.

On October 28, 2026, a registration statement on Form S-4 relating to the proposed Business Combination was filed with the SEC. As of the date these unaudited condensed financial statements were issued, the registration statement had not been declared effective by the SEC.

On November 9, 2026, the Company entered into a convertible promissory note with Harraden and James Graf (the “November Convertible Promissory Note”) pursuant to which the Company may borrow up to $100,000 (the “November Loan”) from Harraden for working capital and general corporate purposes. The November Loan is non-interest bearing (except for interest on overdue amounts), unsecured and is due at the earlier of (i) the consummation of the Business Combination or (ii) the liquidation of the Company, provided that, if the Company fails to consummate an initial Business Combination and liquidates and dissolves, Harraden has irrevocably waived any and all rights to receive repayment of the outstanding principal amount and any other amounts due and owing under the November Convertible Promissory Note in such a liquidation. Further, the November Loan may, at Harraden’s discretion, be converted into Conversion Shares at a conversion price of $10.00 per share. In addition, for each dollar funded under the November Loan as of immediately prior to the closing of the initial Business Combination, Harraden is entitled to receive (i) one Issuance Warrant and (ii) the transfer of one Transferred Share. The Transferred Shares will not be subject to transfer restrictions. In lieu of issuing the Conversion Shares, Issuance Warrants and/or Transferred Shares, the Sponsor may re-allocate securities among members of the Sponsor and Graf Global Management LLC to satisfy the Company’s obligations under the November Convertible Promissory Note. As of the date of this Quarterly Report, $50,000 had been borrowed pursuant to the November Loan.

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

On September 27, 2026, the Company’s Board of Directors elected to extend the date by which the Company has to consummate an initial Business Combination from September 27, 2026 for an additional month to October 27, 2026 (the first of the up to three one-month extensions permitted under the Extension).

On October 23, 2026, subsequent to the period covered by this Quarterly Report, the Company’s Board of Directors elected to further extend the date by which the Company has to consummate an initial Business Combination from October 27, 2026 for an additional month to November 27, 2026 (the second of the up to three one-month extensions permitted under the Extension). The Board of Directors may further extend such date one additional time, by one month, to up to December 27, 2026.

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

Concurrently with the execution of the Business Combination Agreement, the Company entered into the Sponsor Support Agreement (the “Sponsor Support Agreement”) with the Sponsor, each of Graf’s independent directors (together with Sponsor, the “Insiders”), PubCo and BIG3, pursuant to which the Insiders agreed to, among other things, vote in favor of and otherwise support the Business Combination. In addition, pursuant to the Sponsor Support Agreement, the Sponsor will, effective as of immediately prior to the Domestication and conditioned upon the closing of the Business Combination, forfeit and surrender to the Company an aggregate of 2,750,000 Founder Shares held by the Sponsor. The Sponsor may, in its discretion, transfer to third parties up to an additional 500,000 Founder Shares held by the Sponsor to incentivize non-redemptions or investments into the Company or PubCo or otherwise to support the Business Combination (the “Discretionary Founder Shares”), provided that any portion of the Discretionary Founder Shares that are not so transferred shall be forfeited by the Sponsor and surrendered to the Company. In addition, pursuant to the Sponsor Support Agreement, 500,000 shares of PubCo Class A Common Stock to be held by the Sponsor as of the closing will be subject to vesting and will vest upon the satisfaction of the following conditions: (i) if the funds in the Trust Account plus any financing, minus cash used for redemptions of the Public Shares equals or exceeds $200 million, (b) if during a five-year period following the closing of the BIG3 Business Combination, the closing price of Pubco’s Class A common stock equals or exceeds $15.00 for at least 20 days out of 30 consecutive trading days, and (c) if there is a sale of Pubco during such five-year period, and the holders of Pubco’s common stock receive a sale price that is greater or equal to $15.00. Additionally, pursuant to the Sponsor Support Agreement, the Sponsor agreed to provide financing support in connection with the Business Combination and to invest, or cause its affiliate or designee to invest, at least $5 million if the aggregate cash proceeds available from the Trust Account after giving effect to redemptions of Public Shares plus the aggregate cash proceeds received in respect of any transaction financing less transaction expenses is less than $100 million.

On October 28, 2026, a registration statement on Form S-4 relating to the proposed Business Combination was filed with the SEC. The registration statement has not yet been declared effective by the SEC.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 17, 2021 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, our search for, negotiation of, and efforts to consummate a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had a net loss of $5,255, which consists of general and administrative expenses of $817,609, partially offset by interest income on cash held in the Trust Account of $812,354.

For the nine months ended September 30, 2026, we had a net income of $1,588,180, which consists of interest income on cash held in the Trust Account of $5,076,172, offset by general and administrative expenses of $2,790,005 and non-redemption agreements expense of $697,987. The increase in general and administrative expenses for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was primarily attributable to legal fees incurred in connection with the proposed Business Combination with BIG3. The decrease in interest income on cash held in the Trust Account was primarily attributable to the lower balance held in the Trust Account following the redemption of Public Shares in connection with the Extension in June 2026.

For the three months ended September 30, 2025, we had a net income of $1,748,701, which consists of interest income on cash held in the Trust Account of $2,546,885, offset by general and administrative expenses of $798,184.

For the nine months ended September 30, 2025, we had a net income of $6,215,425, which consists of interest income on cash held in the Trust Account of $7,480,079, offset by general and administrative expenses of $1,264,654.

Liquidity, Capital Resources and Going Concern

On June 27, 2024, we consummated the Initial Public Offering of 23,000,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 6,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, in a private placement to the Company’s Sponsor and Cantor Fitzgerald & Co., generating gross proceeds of $6,000,000. Of those 6,000,000 Private Placement Warrants, the Sponsor purchased 4,000,000 Private Placement Warrants and Cantor Fitzgerald & Co. purchased 2,000,000 Private Placement Warrants.

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

For the nine months ended September 30, 2026, cash used in operating activities was $449,479. Net income of $1,588,180 was affected by interest earned on cash held in the Trust Account of $5,076,172 and non-redemption agreements expenses of $697,987. Changes in operating assets and liabilities provided $2,340,526 of cash for operating activities.

For the nine months ended September 30, 2025, cash used in operating activities was $393,929. Net income of $6,215,425 was affected by interest earned on cash held in the Trust Account of $7,480,079. Changes in operating assets and liabilities provided $870,725 of cash for operating activities.

As of September 30, 2026, we had cash held in the Trust Account of $92,195,648 (including approximately $8.1 million of accumulated interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026 and December 31, 2025, we had cash of $51,220 and $699, respectively, and working capital deficit of $3,958,030 and $1,168,025, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1.5 million of such working capital loans may be converted into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Except for the foregoing and the Convertible Promissory Note and the August Convertible Promissory Note described below, the terms of such working capital loans, if any, have not been determined and no other written agreements exist with respect to such loans. As of September 30, 2026 and December 31, 2025, the Company had no borrowings under working capital loans other than an aggregate of $500,000 outstanding as of September 30, 2026 under the Convertible Promissory Note and the August Convertible Promissory Note described below.

In connection with our assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of September 30, 2026, we may need to raise additional capital through loans or additional investments from our Sponsor, shareholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. However, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

Management plans to address this uncertainty through a Business Combination. If a Business Combination is not consummated by the end of the Combination Period, currently up to December 27, 2026, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the liquidity condition, the date of mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities that may be required should we be required to liquidate after the Combination Period. We intend to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that we will be able to consummate any Business Combination by the end of the Combination Period.

Promissory Notes — Related Parties

On June 10, 2026, we entered into a convertible promissory note (the “Convertible Promissory Note”) with Harraden Circle Investments LLC (“Harraden”) and James Graf, pursuant to which we may borrow up to $200,000 (the “Loan”) from Harraden for working capital and general corporate purposes. During the three months ended March 31, 2026, we received $50,000 in working capital advances from a related party, which were subsequently incorporated into and replaced by a convertible promissory note entered into on June 10, 2026. The Loan includes $50,000 advanced by Harraden to us in March 2026, $75,000 advanced by Harraden to us in April 2026, and $75,000 advanced by Harraden to us in June 2026. As a result, the Loan has been fully drawn down and no amounts are available for further drawdowns. The Convertible Promissory Note replaced and superseded the promissory notes among us, Harraden, and James Graf dated April 20, 2026 and June 4, 2026.

The Loan may, at Harraden’s discretion, be converted into Class A Ordinary Shares at a conversion price equal to $10.00 per share (the “Conversion Shares”). In addition, pursuant to the Convertible Promissory Note, Harraden is entitled to receive one warrant (each, a “Warrant”) to purchase one Class A Ordinary Share (the “Issuance Warrants”) for each dollar funded under the Loan to be issued immediately prior to the closing of the initial Business Combination. The terms of the Warrants will be identical to those of the Private Placement Warrants that were issued to the Sponsor, including the transfer restrictions applicable to such Private Placement Warrants. In lieu of issuing the Conversion Shares and/or Issuance Warrants, the Sponsor may re-allocate securities among members of the Sponsor and Graf Global Management LLC to satisfy our obligations to issue Conversion Shares and Issuance Warrants under the Convertible Promissory Note.

The Loan is non-interest bearing (except for interest on overdue amounts), unsecured and is due at the earlier of (i) the consummation of the Business Combination or (ii) our liquidation. If we liquidate, the Loan will be repaid only from funds held outside of the Trust Account, provided that, if the Company fails to consummate an initial Business Combination and liquidates and dissolves, Harraden has irrevocably waived any and all rights to receive repayment of the outstanding principal amount and any other amounts due and owing under the Convertible Promissory Note in such a liquidation. The maturity date of the Loan may be accelerated upon the occurrence of an Event of Default (as defined under the Convertible Promissory Note).

On August 10, 2026, we entered into a convertible promissory note with Harraden and James Graf (the “August Convertible Promissory Note”), pursuant to which we may borrow up to $300,000 (the “August Loan”) from Harraden for working capital and general corporate purposes. The August Loan is non-interest bearing (except for interest on overdue amounts), unsecured and is due at the earlier of (i) the consummation of the Business Combination or (ii) our liquidation, provided that, if the Company fails to consummate an initial Business Combination and liquidates and dissolves, Harraden has irrevocably waived any and all rights to receive repayment of the outstanding principal amount and any other amounts due and owing under the August Convertible Promissory Note in such a liquidation. The maturity date of the August Loan may be accelerated upon the occurrence of an Event of Default (as defined under the August Convertible Promissory Note). Further, the August Loan may, at Harraden’s discretion, be converted into Conversion Shares at a conversion price of $10.00 per share. In addition, for each dollar funded under the August Loan as of immediately prior to the closing of the initial Business Combination, Harraden is entitled to receive (i) one Issuance Warrant and (ii) the transfer of one ordinary share held by the Sponsor (the “Transferred Shares”). The Transferred Shares will not be subject to transfer restrictions. In lieu of issuing the Conversion Shares, Issuance Warrants and/or Transferred Shares, the Sponsor may re-allocate securities among members of the Sponsor and Graf Global Management LLC to satisfy the Company’s obligations under the August Convertible Promissory Note.

Further, Harraden is entitled to have its Conversion Shares, Issuance Warrants, and Transferred Shares registered as part of any registration statement issuing shares before the closing date of the Company’s initial Business Combination, if possible, or if no such registration statement is filed, pursuant to a registration statement filed no later than 30 days after the closing date of the Company’s initial Business Combination and declared effective no later than 90 days after such closing date.

As of September 30, 2026, there was a total amount of $500,000 outstanding under the Convertible Promissory Note and the August Convertible Promissory Note, consisting of $200,000 under the Convertible Promissory Note and $300,000 under the August Convertible Promissory Note.

Subsequent to September 30, 2026, on November 9, 2026, the Company entered into a convertible promissory note with Harraden and James Graf (the “November Convertible Promissory Note”) pursuant to which the Company may borrow up to $100,000 (the “November Loan”) from Harraden for working capital and general corporate purposes. The November Loan is non-interest bearing (except for interest on overdue amounts), unsecured and is due at the earlier of (i) the consummation of the Business Combination or (ii) the liquidation of the Company, provided that, if the Company fails to consummate an initial Business Combination and liquidates and dissolves, Harraden has irrevocably waived any and all rights to receive repayment of the outstanding principal amount and any other amounts due and owing under the November Convertible Promissory Note in such a liquidation. Further, the November Loan may, at Harraden’s discretion, be converted into Conversion Shares at a conversion price of $10.00 per share. In addition, for each dollar funded under the November Loan as of immediately prior to the closing of the initial Business Combination, Harraden is entitled to receive (i) one Issuance Warrant and (ii) the transfer of one Transferred Share. The Transferred Shares will not be subject to transfer restrictions. In lieu of issuing the Conversion Shares, Issuance Warrants and/or Transferred Shares, the Sponsor may re-allocate securities among members of the Sponsor and Graf Global Management LLC to satisfy the Company’s obligations under the November Convertible Promissory Note.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor $20,000 per month for office space, utilities and secretarial and administrative support services provided to members of the management team. We began incurring these fees on June 26, 2024 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. For the three and nine months ended September 30, 2026, we incurred $60,000 and $180,000 in administrative support services fees, respectively, of which $300,000 and $120,000 are included in accrued expenses as of September 30, 2026 and December 31, 2025, respectively, in the accompanying unaudited condensed balance sheets. For the three and nine months ended September 30, 2025, we incurred $60,000 and $180,000 in administrative support service fees, respectively.

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

Critical Accounting Estimates and Standards

The preparation of the condensed financial statements and notes thereto included elsewhere in this Quarterly Report in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our condensed financial statements and notes thereto included elsewhere in this Quarterly Report could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. Using a valuation, the Company estimated the fair value of the Public Warrants as of the Initial Public Offering and Non-Redemption Agreements as of June 26, 2026. Other than estimating the value of the Public Warrants and Non-Redemption Agreements, we did not have any other critical accounting estimates as of September 30, 2026.

Warrant Instruments

We accounted for the Public and Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”, whereby under that provision, the warrants that do not meet the criteria for equity treatment must be recorded as liability. Accordingly, we evaluated and classified the warrant instruments under equity treatment at their assigned value. Such guidance provides that the warrants described above will not be precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815.

Non-Redemption Agreements

We evaluated the non-redemption agreements entered into in connection with shareholder redemption votes, under which certain public shareholders agreed not to redeem their shares in exchange for founder shares transferred by our Sponsor. Management accounts for these agreements in accordance with FASB ASC Topic 815, “Derivatives and Hedging”, whereby under that provision, instruments that do not meet the criteria for equity treatment must be recorded as liabilities. Accordingly, we evaluated and classified the non-redemption agreements under equity treatment at their assigned value. Such guidance provides that the non-redemption agreements described above will not be precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815.

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

Net Income (Loss) per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. We have two classes of shares, redeemable Class A Ordinary Shares and non-redeemable Class A Ordinary Shares and Class B Ordinary Shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per Ordinary Share is computed by dividing net income (loss) by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable Ordinary Shares is excluded from income per Ordinary Share as the redemption value approximates fair value.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 10, 2026, the Company entered into the Convertible Promissory Note with Harraden and James Graf, pursuant to which the Company may borrow up to $200,000 from Harraden for working capital and general corporate purposes. The Loan is non-interest bearing (except for interest on overdue amounts), unsecured and is due at the earlier of the consummation of the Company’s initial Business Combination or the liquidation of the Company, provided that, if the Company fails to consummate an initial Business Combination and liquidates and dissolves, Harraden has irrevocably waived any and all rights to receive repayment of the outstanding principal amount and any other amounts due and owing under the Convertible Promissory Note in such a liquidation. The maturity date of the Loan may be accelerated upon the occurrence of an Event of Default (as defined under the Convertible Promissory Note). The Loan may, at Harraden’s discretion, be converted into Conversion Shares. In addition, pursuant to the Convertible Promissory Note, for each dollar funded under the Loan as of immediately prior to the closing of the Company’s initial Business Combination, Harraden is entitled to receive one Issuance Warrant. The terms of the Issuance Warrants will be identical to those of the Private Placement Warrants, including the transfer restrictions applicable to such Private Placement Warrants. In lieu of issuing the Conversion Shares and/or Issuance Warrants, the Sponsor may re-allocate securities among members of the Sponsor and Graf Global Management LLC to satisfy the Company’s obligations under the Convertible Promissory Note. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On August 10, 2026, the Company entered into the August Convertible Promissory Note with Harraden and James Graf, pursuant to which the Company may borrow up to $300,000 from Harraden for working capital and general corporate purposes. The August Loan is non-interest bearing (except for interest on overdue amounts), unsecured and is due at the earlier of the consummation of the Company’s initial Business Combination or the liquidation of the Company, provided that, if the Company fails to consummate an initial Business Combination and liquidates and dissolves, Harraden has irrevocably waived any and all rights to receive repayment of the outstanding principal amount and any other amounts due and owing under the August Convertible Promissory Note in such a liquidation. The maturity date of the August Loan may be accelerated upon the occurrence of an Event of Default (as defined under the August Convertible Promissory Note). The August Loan may, at Harraden’s discretion, be converted into Conversion Shares. In addition, pursuant to the August Convertible Promissory Note, for each dollar funded under the August Loan as of immediately prior to the closing of the Company’s initial Business Combination, Harraden is entitled to receive (i) one Issuance Warrant and (ii) one Transferred Share. The terms of the Issuance Warrants will be identical to those of the Private Placement Warrants, including the transfer restrictions applicable to such Private Placement Warrants, however the Transferred Shares will not be subject to transfer restrictions. In lieu of issuing the Conversion Shares, Issuance Warrants, and/or Transferred Shares, the Sponsor may re-allocate securities among members of the Sponsor and Graf Global Management LLC to satisfy the Company’s obligations under the August Convertible Promissory Note. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On November 9, 2026, the Company entered into the November Convertible Promissory Note pursuant to which the Company may borrow up to $100,000 from Harraden for working capital and general corporate purposes. The November Loan is non-interest bearing (except for interest on overdue amounts), unsecured and is due at the earlier of (i) the consummation of the Business Combination or (ii) the liquidation of the Company, provided that, if the Company fails to consummate an initial Business Combination and liquidates and dissolves, Harraden has irrevocably waived any and all rights to receive repayment of the outstanding principal amount and any other amounts due and owing under the November Convertible Promissory Note in such a liquidation. Further, the November Loan may, at Harraden’s discretion, be converted into Conversion Shares at a conversion price of $10.00 per share. In addition, for each dollar funded under the November Loan as of immediately prior to the closing of the initial Business Combination, Harraden is entitled to receive (i) one Issuance Warrant and (ii) the transfer of one Transferred Share. The Transferred Shares will not be subject to transfer restrictions. In lieu of issuing the Conversion Shares, Issuance Warrants and/or Transferred Shares, the Sponsor may re-allocate securities among members of the Sponsor and Graf Global Management LLC to satisfy the Company’s obligations under the November Convertible Promissory Note.

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

As of September 30, 2026, after giving effect to our Initial Public Offering and our operations subsequent thereto, approximately $92,195,648 was held in the Trust Account, and we had approximately $51,220 of unrestricted cash available to us for our activities in connection with identifying and consummating an initial Business Combination, and for general corporate matters.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

Convertible Promissory Note

On November 9, 2026, the Company entered into a convertible promissory note with Harraden and James Graf (the “November Convertible Promissory Note”), pursuant to which the Company may borrow up to $100,000 (the “November Loan”) from Harraden for working capital and general corporate purposes. The November Loan may, at Harraden’s discretion, be converted into Conversion Shares. In addition, pursuant to the November Convertible Promissory Note, for each dollar funded under the November Loan as of immediately prior to the closing of the Company’s initial business combination, Harraden is entitled to receive (i) one Issuance Warrant and (ii) the transfer of one ordinary share held by the Sponsor (the “Transferred Shares”). The terms of the Issuance Warrants will be identical to those of the Private Placement Warrants, including the transfer restrictions applicable to such Private Placement Warrants, however the Transferred Shares will not be subject to transfer restrictions.

The November Loan is non-interest bearing, unsecured and is due at the earlier of the consummation of the Company’s initial business combination or the liquidation of the Company. If the Company liquidates, the November Loan will be repaid only from funds held outside of the Trust Account. The maturity date of the November Loan may be accelerated upon the occurrence of an Event of Default (as defined under the November Convertible Promissory Note).

In lieu of issuing the Conversion Shares, Issuance Warrants, and/or Transferred Shares, the Sponsor may re-allocate securities among members of the Sponsor and Graf Global Management LLC to satisfy the Company’s obligations under the November Convertible Promissory Note. The Company also agreed to register the resale of the Conversion Shares, Issuance Warrants, Transferred Shares, and the Class A Ordinary Shares underlying the Issuance Warrants.

10b5-1 Trading Arrangements.

During the quarter ended September 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1+

Convertible Promissory Note, dated August 10, 2026, and issued to Harraden Circle Investments, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (File No. 001-42142), filed with the SEC on August 14, 2026.

10.2+*	Convertible Promissory Note, dated November 9, 2026, and issued to Harraden Circle Investments, LLC.
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

GRAF GLOBAL CORP.

Date: November 13, 2026	By:	/s/ James A. Graf
	Name:	James A. Graf
	Title:	Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)